Form 10-Q
period 2018-06-30
Carbon Black, Inc.
filed 2018-08-07
CIK 1366527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____.

Commission File Number: 001-38478

CARBON BLACK, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	55-0810166
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Winter Street
Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

(617) 393-7400

(Registrant’s telephone number, including area code)

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

There were 67,833,191 shares of the registrant’s common stock with a par value of $0.001 per share, outstanding as of August 3, 2018.

CARBON BLACK, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$178,497	$36,073
Accounts receivable, net of allowances of $192 and $124 as of June 30, 2018 and December 31, 2017, respectively	43,631	60,850
Prepaid expenses and other current assets	8,488	6,040
Deferred commissions	10,093	9,551
Total current assets	240,709	112,514
Deferred commissions, net of current portion	21,825	20,404
Property and equipment, net	14,514	12,459
Intangible assets, net	3,310	4,092
Goodwill	119,656	119,656
Other-long term assets	395	2,436
Total assets	$400,409	$271,561
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,228	$2,481
Accrued expenses	16,073	18,846
Deferred revenue	129,927	130,165
Deferred rent	1,147	944
Total current liabilities	151,375	152,436
Deferred revenue, net of current portion	39,344	38,535
Warrant liability	—	2,766
Deferred rent, net of current portion	2,934	3,114
Deferred tax liability	37	33
Other long-term liabilities	42	42
Total liabilities	193,732	196,926
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series B, C, D, E, E-1 and F), $0.001 par value, 94,101,207 authorized, 88,741,194 shares issued and outstanding with aggregate liquidation preference of $272,506 as of December 31, 2017. No shares authorized, issued or outstanding as of June 30, 2018	—	333,204
Series A convertible preferred stock, $0.001 par value, 8,800,000 shares authorized, 3,851,806 shares issued and outstanding as of December 31, 2017. No shares authorized, issued or outstanding as of June 30, 2018	—	1,510
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares and 156,650,000 shares authorized as of June 30, 2018 and December 31, 2017; 67,809,071 shares and 11,193,366 shares issued and 67,753,667 and 11,139,690 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	68	11
Treasury stock, at cost, 55,404 and 53,676 shares as of June 30, 2018 and December 31, 2017, respectively	(6)	(6)
Additional-paid in capital	707,945	13,429
Accumulated deficit	(501,330)	(273,513)
Total stockholders' equity (deficit)	206,677	(260,079)
Total liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit)	$400,409	$271,561

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Revenue:
Subscription, license and support	$47,891	$35,749	$93,282	$68,754
Services	3,101	2,942	6,144	5,882
Total revenue	50,992	38,691	99,426	74,636
Cost of revenue:
Subscription, license and support	8,051	5,744	15,263	10,575
Services	3,053	2,647	6,056	5,417
Total cost of revenue	11,104	8,391	21,319	15,992
Gross profit	39,888	30,300	78,107	58,644
Operating expenses:
Sales and marketing	35,161	24,731	65,839	49,090
Research and development	16,084	12,572	31,006	24,119
General and administrative	7,850	5,414	18,276	10,343
Total operating expenses	59,095	42,717	115,121	83,552
Loss from operations	(19,207)	(12,417)	(37,014)	(24,908)
Interest income (expense), net	411	14	456	(17)
Change in fair value of warrant liability	(5,957)	(2)	(8,838)	124
Other income (expense), net	(494)	139	(374)	113
Loss before income taxes	(25,247)	(12,266)	(45,770)	(24,688)
Provision for income taxes	34	69	105	86
Net loss and comprehensive loss	(25,281)	(12,335)	(45,875)	(24,774)
Accretion of preferred stock to redemption value	(159,453)	3,323	(199,492)	(8,324)
Net loss attributable to common stockholders	$(184,734)	$(9,012)	$(245,367)	$(33,098)
Net loss per share attributable to common stockholders—basic and diluted	$(4.13)	$(0.88)	$(8.73)	$(3.27)
Weighted-average common shares outstanding—basic and diluted	44,759,435	10,255,078	28,104,372	10,116,021

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT

	Redeemable
	Convertible		Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid‑in	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	88,741,194	$333,204	3,851,806	$1,510	11,139,690	$11	53,676	$(6)	$13,429	$(273,513)	$(260,079)
Exercise of Series A stock options	—	—	360,385	211	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	199,492	—	—	—	—	—	—	(17,550)	(181,942)	(199,492)
Conversion of redeemable convertible preferred stock upon initial public offering	(88,741,194)	(532,696)	—	—	44,370,560	44	—	—	532,652	—	532,696
Conversion of convertible preferred stock upon initial public offering	—	—	(4,212,191)	(1,721)	1,709,063	2	—	—	1,719	—	1,721
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs incurred of $4,858	—	—	—	—	9,200,000	9	—	—	157,697	—	157,706
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	712,063	1	—	—	11,603	—	11,604
Repurchase of common stock	—	—	—	—	(1,728)	—	1,728	—	—	—	—
Exercise of common stock options	—	—	—	—	624,019	1	—	—	2,519	—	2,520
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,876	—	5,876
Net loss	—	—	—	—	—	—	—	—	—	(45,875)	(45,875)
Balances at June 30, 2018	—	$—	—	$—	67,753,667	$68	55,404	$(6)	$707,945	$(501,330)	$206,677

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(45,875)	$(24,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,875	3,397
Stock-based compensation expense	5,876	4,367
Provisions for doubtful accounts	118	(178)
Non-cash interest expense	22	8
Change in fair value of warrant liability	8,838	(124)
Deferred income taxes	4	—
Changes in operating assets and liabilities:
Accounts receivable	17,100	(89)
Prepaid expenses and other assets	(2,293)	(1,720)
Deferred commissions	(1,962)	(2,109)
Accounts payable	1,787	1,241
Accrued expenses	(2,773)	(3,535)
Deferred revenue	572	9,898
Deferred rent	23	(74)
Other long-term liabilities	(1)	(55)
Net cash used in operating activities	(14,689)	(13,747)
Cash flows from investing activities:
Purchases of property and equipment	(4,197)	(3,124)
Capitalization of internal-use software costs	(991)	(478)
Net cash used in investing activities	(5,188)	(3,602)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,731	1,729
Repayments of line of credit	—	(5,500)
Proceeds from initial public offering, net of offering costs of $2,947	159,617	—
Payments of deferred financing costs	(47)	(84)
Net cash provided by (used in) financing activities	162,301	(3,855)
Net increase (decrease) in cash and cash equivalents	142,424	(21,204)
Cash and cash equivalents at beginning of period	36,073	51,503
Cash and cash equivalents at end of period	$178,497	$30,299
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock upon initial public offering	$532,696	$—
Conversion of convertible preferred stock upon initial public offering	$1,721	$—
Issuance of common stock upon exercise of common stock warrants	$11,604	$—
Deferred IPO costs paid in prior periods	$1,911	$—
Accretion of preferred stock to redemption value	$199,492	$8,324
Additions to property and equipment included in accounts payable at period end	$249	$216
Series B preferred stock issued upon exercise of Series B Warrant	$—	$225
Series F preferred stock and common stock issued upon termination of customer warrant in connection with acquisition of Confer Technologies, Inc.	$—	$1,347

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

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

On May 8, 2018, the Company closed its initial public offering (“IPO”), in which it issued and sold 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price to the public was $19 per share. The Company received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million. Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible and convertible preferred stock automatically converted into 46,079,623 shares of common stock. Additionally, an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 485,985 shares of common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting standards (“GAAP”) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of the quarterly results. The Company has made estimates and judgments affecting the amounts reported in the condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from the Company’s estimates.

The Company’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s final prospectus for its IPO dated as of May 4, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on a full retrospective basis as discussed in detail in Note 2. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606.

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has irrevocably elected to “opt out” of this provision and, as a result, the Company will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

2. NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt this standard as of January 1, 2019. This standard requires a modified retrospective transition approach for all leases existing at or entered into after, the date of initial application, with an option to use certain transition relief. The Company is in the process of identifying the population of potential lease arrangements and evaluating these arrangements in the context of the new guidance. While the Company continues to evaluate the effect of adoption on its consolidated financial statements, the Company expects the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s consolidated balance sheet.

Comprehensive Income

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

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 was issued in order to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Revenue

In May 2014, the FASB issued ASC 606, which supersedes existing revenue recognition guidance under GAAP. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented for the impact of adoption of the standard.

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

For subscription license sales of Cb Protection and Cb Response, under the new standard, the Company considers the software license and the access to the threat intelligence capabilities of the Cb Predictive Security Cloud, which provides continuous updates of real-time threat intelligence, to be a single performance obligation. As a result, the arrangement consideration allocated to the software license is deferred on the Company’s balance sheet and recognized ratably over the term of the subscription as the performance obligation is satisfied. However, under the new standard, the Company is no longer required to delay the commencement of revenue recognition of subscription licenses until the commencement of any professional services and training sold with the subscription license  due to the lack of vendor - specific objective evidence ("VSOE") of its longest delivered service elements, maintenance and support. While under the new standard, maintenance services and customer support related to subscription licenses are a stand-alone performance obligation, the related revenue continues to be recognized ratably over the term of the maintenance and support arrangement as the performance obligation is satisfied.

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

For additional information on the Company’s accounting policies as a result of the adoption of ASC 606 see Note 12 “Revenue”.

The Company adjusted its consolidated financial statements due to the adoption of ASC 606. Select unaudited consolidated financial statements, which reflect the adoption of ASC 606 are as follows:

	As of December 31, 2017
		Adjustments for
	As Previously	ASC 606
	Reported	Adoption	As Adjusted
Balance Sheet
Assets:
Deferred commissions, current portion	$15,195	$(5,644)	$9,551
Deferred commissions, net of current portion	3,811	16,593	20,404
Liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit):
Deferred revenue, current portion	$132,278	$(2,113)	$130,165
Deferred revenue, net of current portion	31,902	6,633	38,535
Accumulated deficit	$(279,942)	$6,429	$(273,513)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Prepared under ASC 605	Adjustments for ASC 606 Adoption	As Adjusted	As Prepared under ASC 605	Adjustments for ASC 606 Adoption	As Adjusted
Consolidated Statement of Operations
Subscription, license and support	$35,828	$(79)	$35,749	$69,567	$(813)	$68,754
Services	3,231	(289)	2,942	6,254	(372)	5,882
Total revenue	39,059	(368)	38,691	75,821	(1,185)	74,636
Gross profit	30,668	(368)	30,300	59,829	(1,185)	58,644
Sales and marketing	25,727	(996)	24,731	51,024	(1,934)	49,090
Total operating expenses	43,713	(996)	42,717	85,486	(1,934)	83,552
Loss from operations	(13,045)	628	(12,417)	(25,657)	749	(24,908)
Loss before income taxes	(12,894)	628	(12,266)	(25,437)	749	(24,688)
Net loss and comprehensive loss	(12,963)	628	(12,335)	(25,523)	749	(24,774)
Net loss attributable to common stockholders	(9,640)	628	(9,012)	(33,847)	749	(33,098)
Net loss per share attributable to common stockholders—basic and diluted	$(0.94)	$0.06	$(0.88)	$(3.35)	$0.07	$(3.27)

	Six Months Ended June 30, 2017
		Adjustments for
	As Prepared	ASC 606
	under ASC 605	Adoption	As Adjusted
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(25,523)	$749	$(24,774)
Changes in operating assets and liabilities, excluding the impact of acquisition of businesses:
Deferred commissions	(175)	(1,934)	(2,109)
Deferred revenue	$8,713	$1,185	$9,898

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company categorizes assets and liabilities recorded or disclosed at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

• Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

• Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly.

• Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$166,173	$—	$—	$166,173
	$166,173	$—	$—	$166,173
Liabilities:
Series D preferred stock warrant liability	—	—	—	—
Common stock warrant liability	—	—	—	—
	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,597	$—	$—	$21,597
	$21,597	$—	$—	$21,597
Liabilities:
Series D preferred stock warrant liability	$—	$—	$992	$992
Common stock warrant liability	—	—	1,774	1,774
	$—	$—	$2,766	$2,766

As of June 30, 2018 and December 31, 2017, the Company's cash equivalents, which were invested in money market funds, were valued based on Level 1 inputs.

Changes in the fair values of the Company's preferred stock warrant liabilities and common stock warrant liability for the six months ended June 30, 2018 were as follows:

	Series D
	Preferred Stock	Common Stock
	Warrant Liability	Warrant Liability
Fair value at December 31, 2017	992	1,774
Change in fair value	1,378	7,460
Exercise of common stock warrant	—	(9,234)
Conversion to common stock warrant	(2,370)	—
Fair value at June 30, 2018	$—	$—

Upon the closing of the IPO, the warrants for the purchase of Series D preferred stock became warrants to purchase common stock. The Company valued the Series D preferred stock liability as of the IPO closing date using the Black-Scholes option pricing-model and recorded a change in the fair value of the preferred stock warrants through that date. The Series D preferred stock warrant liability was then reclassified to additional paid-in capital. Additionally, the warrants for the purchase of common stock were exercised to purchase 485,985 shares of common stock upon the closing of the IPO. The Company valued the common stock warrant liability as of the IPO date using the $19 per share offering price and recorded a change in the fair value of the common stock warrants through that date. The common stock warrant liability was then reclassified to common stock and additional paid-in capital.

4. PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2018	2017
Computer equipment	$14,928	$12,349
Computer software	3,401	3,048
Leasehold improvements	6,628	6,327
Furniture and fixtures	3,333	2,870
Office equipment	104	99
Construction in progress	456	—
Internal-use software	2,970	1,979
	31,820	26,672
Less: Accumulated depreciation and amortization	(17,306)	(14,213)
	$14,514	$12,459

For the three months ended June 30, 2018 and 2017, depreciation and amortization expense related to property and equipment, including internal-use software, was $1,579 and $1,347.

For the six months ended June 30, 2018 and 2017, depreciation and amortization expense related to property and equipment, including internal-use software, was $3,093 and $2,615.

During the three month ended June 30, 2018 and 2017, the Company capitalized $698 and $274 of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $133 and $97.

During the six months ended June 30, 2018 and 2017, the Company capitalized $991 and $478 of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $290 and $185.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $119,656 as of June 30, 2018 and December 31, 2017.

Identifiable intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
License agreement	$150	$(120)	$30	$150	$(113)	$37
Developed technology	7,301	(4,075)	3,226	7,301	(3,344)	3,957
Trade name	440	(386)	54	440	(342)	98
Customer relationships	2,950	(2,950)	—	2,950	(2,950)	—
	$10,841	$(7,531)	$3,310	$10,841	$(6,749)	$4,092

For both three months ended June 30, 2018 and 2017, amortization expense related to intangible assets was $391.

For both six months ended June 30, 2018 and 2017, amortization expense related to intangible assets was $782.

Estimated future amortization expense of the identifiable intangible assets as of June 30, 2018 is as follows:

Year Ending December 31,
2018 (remaining six months)	$781
2019	1,130
2020	1,015
2021	384
$3,310

6. DEBT

As of June 30, 2018 and December 31, 2017, the Company had $0 of outstanding borrowings under its line of credit with a financial institution (the “Line of Credit”).

7. PREFERRED STOCK

Upon the closing of the IPO, all outstanding shares of redeemable convertible and convertible preferred stock automatically converted into shares of common stock and all outstanding warrants to purchase shares of redeemable convertible preferred stock became warrants to purchase shares of common stock.

Also, on the date of the IPO, the Company filed a restated certificate of incorporation, which authorized the issuance of preferred stock with rights and preferences designated from time to time by the board of directors. As of June 30, 2018, there were 25,000,000 shares of preferred stock authorized with a par value of $0.001 per share, and no shares of preferred stock issued or outstanding.

Prior to the closing of the IPO, during the six months ended June 30, 2018, certain employees exercised options to purchase 360,385 of Series A preferred stock in exchange for cash proceeds of $211 and the Company adjusted the carrying value of each series of redeemable convertible preferred stock by $199,492. This adjustment resulted in an increase to the net loss attributable to common stockholders for the period.

As of December 31, 2017, the liquidation preference of the redeemable convertible preferred stock was $272,506.

Immediately prior to the automatic conversion into common stock upon the closing of the IPO, preferred stock consisted of the following:

	Preferred	Preferred			Common Stock
	Shares	Shares Issued	Carrying	Liquidation	Issuable Upon
	Authorized	and Outstanding	Value	Preference	Conversion
Series A preferred stock	8,800,000	4,212,191	$1,721	$(1)	1,709,063

Series B preferred stock	24,673,917	24,665,856	10,442	22,534	12,332,924
Series C preferred stock	13,283,366	10,105,400	9,540	11,447	5,052,697
Series D preferred stock	11,876,688	11,541,688	109,646	34,500	5,770,841
Series E preferred stock	12,219,202	12,219,202	116,082	48,999	6,109,588
Series E-1 preferred stock	6,415,146	4,739,463	45,025	3,991	2,369,729
Series F preferred stock	25,632,888	25,469,585	241,961	151,035	12,734,781
	94,101,207	88,741,194	$532,696	$272,506	44,370,560

(1) The liquidation preference of the Series A preferred stock was calculated based on a percentage of the proceeds received by the Company in the event of a Deemed Liquidation Event. The holders of the Series A preferred stock did not have redemption rights other than in the event of a Deemed Liquidation Event.

8. PREFERRED STOCK WARRANTS AND COMMON STOCK WARRANTS

Immediately prior to the IPO, warrants outstanding consisted of the following:

Issuance Date	Underlying Security	Exercise Price	Number of Shares Issuable Upon Exercise	Warrant Contractual Term	Classification
July 1, 2012	Common stock	$ 0.002	485,985(1)	(1)	Liability
August 22, 2013	Series D preferred stock	$ 2.9891	167,500	10 years	Liability
June 27, 2014	Series D preferred stock	$ 2.9891	167,500	9.2 years	Liability
July 31, 2014	Common stock	$ 3.02	106,250	10 years	Equity

(1)The number of shares of common stock issuable upon the exercise of the Company’s liability‑classified warrant to purchase common stock is calculated based on the number of shares of common stock equal to 12.5% of the sum of (a) the number of shares of common stock into which the outstanding shares of Series A preferred stock, including shares issuable upon the exercise of outstanding options to purchase shares of Series A preferred stock, convert upon an IPO and (b) the number of shares of common stock underlying the warrant. Such warrant is only exercisable upon the closing of an IPO of shares of the Company’s common stock. The warrant will expire, if not exercised, on the day immediately following the closing of an IPO of shares of the Company’s common stock.

Upon closing of the IPO, the common stock warrant with an issuance date of July 1, 2012, became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock.

Upon the closing of the IPO, the warrants to purchase the Series D preferred stock became warrants to purchase common stock. Subsequent to the IPO and prior to June 30, 2018, these common stock warrants were net exercised at an exercise price of $2.9891 per share to purchase 130,965 shares of common stock.

Subsequent to the IPO and prior to June 30, 2018, the common stock warrant with an issuance date of July 31, 2014, was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock.

As of June 30, 2018, there were no preferred stock warrants or common stock warrants outstanding.

9. EQUITY AWARD PLANS

Options to Purchase Series A Preferred Stock

Upon the closing of the IPO, all outstanding shares of Series A preferred stock options converted into common stock options at the Series A preferred stock conversion rate. The following table summarizes the Company’s Series A preferred stock option activity since December 31, 2017:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	4,689,576	$0.98	5.18	$10,539
Granted	195,312	3.60
Exercised	(360,385)	0.59
Forfeited	(351,562)	0.52
Converted to common stock options upon IPO	(4,172,941)	1.18
Outstanding at June 30, 2018	—

The assumptions that the Company used to determine the fair value of the Series A preferred stock options granted to employees and directors were as follows:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.74%	2.17%
Expected term (in years)	6.25	6.25
Expected volatility	43.85%	47.42%
Expected dividend yield	—%	—%

Options to Purchase Common Stock

The following table summarizes the Company’s common stock option activity since December 31, 2017 under all common stock option plans:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	14,183,221	$4.89	7.16	$17,626
Granted	2,905,375	12.28
Exercised	(624,019)	4.04
Forfeited	(543,216)	6.18
Series A options converted to common stock options upon IPO	1,693,197	2.90
Series E-1 options converted to common stock options upon IPO	837,835	0.86
Outstanding at June 30, 2018	18,452,393	$5.68	7.03	$375,031
Vested and expected to vest at June 30, 2018	17,748,554	$5.54	6.95	$363,193
Options exercisable at June 30, 2018	10,612,656	$3.81	5.71	$235,524

Upon the closing of the IPO, options to purchase 837,835 shares of the Company’s Series E-1 Preferred Stock options converted to options to purchase 837,835 shares of common stock.

The assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.74-2.98%	2-2.17%
Expected term (in years)	6.25	6.25
Expected volatility	43.62-43.85%	46.72-47.42%
Expected dividend yield	—%	—%

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity since December 31, 2017 under all common stock option plans:

		Weighted‑	Weighted‑
		Average	Average Remaining	Aggregate
	Number of	Grant Date Fair	Contractual Term	Intrinsic
	Shares	Value Per Share	(in years)	Value
Outstanding at December 31, 2017	—	$—	—	$—
Granted	412,521	8.22
Vested	—
Forfeited	—
Outstanding at June 30, 2018	412,521		1.58	$10,726
RSUs vested and expected to vest at June 30, 2018	368,419		1.50	$9,579
RSUs vested and exercisable at June 30, 2018	—			—

Stock-Based Compensation

Stock-based compensation expense was classified in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of subscription, license and support revenue	$137	$85	$273	$160
Cost of services revenue	73	57	130	111
Sales and marketing expense	1,228	744	2,164	1,617
Research and development expense	894	651	1,458	1,270
General and administrative expense	1,155	623	1,851	1,209
	$3,487	$2,160	$5,876	$4,367

As of June 30, 2018, total unrecognized compensation cost related to the unvested common stock-based awards was $32,200, which is expected to be recognized over weighted-average periods of 2.66 years.

As of June 30, 2018, total unrecognized compensation cost related to these performance-based RSUs was $2,823 to be amortized over a weighted-average period of approximately 3.01 years.

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

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under various non‑cancelable operating leases that expire at various dates through June 2027. Rent expense for non‑cancelable operating leases with free rental periods or scheduled rent increases is recognized using the straight‑line method over the term of the lease. Improvement reimbursements from landlords are amortized on a straight‑line basis into rent expense over the terms of the leases. The difference between required lease payments and straight‑lined rent expense is recorded as deferred rent. Rent expense related to the Company's leased office space was $2,192 and $1,712 for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2018:

Year Ending December 31,
2018 (remaining six months)	$2,570
2019	5,076
2020	5,118
2021	4,956
2022	2,175
Thereafter	1,635
$21,530

Hosting Services Agreement

In September 2017, the Company entered a non‑cancelable contractual agreement related to the hosting of its data processing, storage and other computing services. The agreement, as amended, expires in November 2020. The following table summarizes the future minimum payments committed under the hosting agreement as of June 30, 2018:

Year Ending December 31,
2018 (remaining six months)	$9,657
2019	15,333
2020	10,667
$35,657

Indemnifications

Under the indemnification provisions of the Company's standard sales‑related contracts, the Company agreed to defend end‑customers against third‑party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company's exposure under these indemnification provisions is generally limited to the total amount paid by the end‑customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2018, there have been no claims under any indemnification provisions.

Litigation

On March 21, 2018, Finjan, Inc. (“Finjan”) filed a complaint in the U.S. District Court for the Northern District of California alleging that the Company's products and services infringe at least four U.S. patents purportedly owned by Finjan, seeking, among other things, a judgment holding that the Company has infringed four asserted patents, a preliminary and permanent injunction preventing alleged continued infringement of one of the asserted patents, past damages not less than a reasonable royalty, enhanced damages for alleged willful infringement, costs and reasonable attorneys' fees, and pre‑ and post‑judgment interest. While the Company does not believe the complaint has merit, on April 6, 2018, the Company entered into a settlement agreement with Finjan, resolving all claims made pursuant to the complaint. In connection with the settlement agreement, the Company accrued a liability of $3,900 as of March 31, 2018, which is reflected in general and administrative expenses on the Company’s unaudited consolidated statements of operations and comprehensive loss and accrued expenses on the Company’s unaudited consolidated balance sheet, reflecting the aggregate amount of payments to be made to Finjan pursuant to the settlement, all of which will be paid in 2018. In April 2018, the complaint was dismissed and the Company made the first payment of $1,300.

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

11. INCOME TAXES

During the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $105 and $86, respectively, primarily due to foreign income taxes.

In connection with the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, the Company made provisional estimates of the effects of the Act on its existing deferred tax balances and the one-time transition tax for the year end December 31, 2017. The Act did not have significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 as a result of the valuation allowance maintained against the Company’s U.S. deferred tax assets. However, the Company’s provisional estimate associated with the reduction in the U.S. federal corporate tax rate from 35% to 21% impacted the change in valuation allowance and tax rate change components of the Company’s effective tax rate reconciliation as well as its ending deferred tax assets, deferred tax liabilities and valuation allowance. The Company has an accumulated deficit from its foreign operations and does not have a transition tax associated with deferred foreign earnings related to the Act. The income tax provision for the six months ended June 30, 2018 did not reflect any adjustment to the provisional amounts previously recorded. The ultimate impact of the Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The Company’s accounting treatment is expected to be complete in the fourth quarter of 2018.

12. REVENUE

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

As of June 30, 2018 and December 31, 2017, the Company recorded $31,918 and $29,955, respectively, of deferred commission costs in the consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the Company recorded $23,802 and $21,693 of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during the six months ended June 30, 2018 and 2017 totaled $8,086 and $6,496, respectively. Amortization of deferred commissions during the six months ended June 30, 2018 and 2017 totaled $6,124 and $4,387, respectively, and is included in sales and marketing expense in the unaudited consolidated statements of operations and comprehensive loss. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions.

The Company does not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the six months ended June 30, 2018, the Company recognized revenue of $82,925 which was included in the deferred revenue balance as of December 31, 2017.

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

Major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription and support revenue	$32,648	28,564	$64,743	$55,998
Cloud-based subscription revenue	13,668	5,554	25,360	9,523
Perpetual license revenue	1,575	1,631	3,179	3,233
Services revenue	3,101	2,942	6,144	5,882
Total revenue	$50,992	38,691	$99,426	$74,636

Geographic revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$42,228	$33,435	$82,721	$65,165
All other	8,764	5,256	16,705	9,471
Total revenue	$50,992	$38,691	$99,426	$74,636

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company defines backlog as contractually committed orders for subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $169,271 in deferred revenue and $42,963 in backlog.

The Company expects to recognize these remaining performance obligations as follows (in percentages):

				More than
	Total	Less than 1 year	1-2 Years	2 years
Deferred revenue	100%	77%	15%	8%
Backlog	100%	41%	41%	18%

Concentration Risk

As of June 30, 2018, two channel partners accounted for 30.0% and 22.3% of outstanding accounts receivable, respectively. As of December 31, 2017, two channel partners accounted for 20.2% and 16.2% of outstanding accounts receivable, respectively. For the three and six months ended June 30, 2018, two channel partners represented 20.7% and 19.1% and 21.9% and 17.7%, respectively, of total revenue. During the three and six months ended June 30, 2017, one channel partner represented 26.6% and 27.0% of total revenue, respectively.

13. NET LOSS PER SHARE

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(25,281)	$(12,335)	$(45,875)	$(24,774)
Accretion of preferred stock to redemption value	(159,453)	3,323	(199,492)	(8,324)
Net loss attributable to common stockholders	$(184,734)	$(9,012)	$(245,367)	$(33,098)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	44,759,435	10,255,078	28,104,372	10,116,021
Net loss per share attributable to common stockholders—basic and diluted	$(4.13)	$(0.88)	$(8.73)	$(3.27)

The Company’s potentially dilutive securities, which include stock options, redeemable convertible and convertible preferred stock, and warrants to purchase common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	As of June 30,
	2018	2017
Options to purchase common stock	18,452,393	13,566,354
Unvested restricted stock units	412,521	—
Options to purchase Series E-1 preferred stock (as converted to common stock)	—	837,835
Warrants to purchase common stock	—	106,250
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	167,500
Redeemable convertible preferred stock (as converted to common stock)	—	44,370,560
	18,864,914	59,048,499

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our final prospectus for our IPO dated as of May 4, 2018 and filed with the Securities and Exchange Commission, or SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. In addition to historical consolidated financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “will,” “would,” or the negative of these words or other similar terms or expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words.

These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which they are made and we expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

BUSINESS OVERVIEW

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

We primarily sell our products through a channel partner go-to-market model, which significantly extends our global market reach and ability to rapidly scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value-added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms. Our MSSP and IR firm channel partners both use and recommend our products to their clients. We have established significant relationships with leading channel partners, including Optiv Security, Inc., a leading VAR and MSSP; CDW Corporation, one of the world’s largest software VARs; Arrow Electronics, Inc., a major global distributor; SecureWorks, Inc., a leading MSSP; and Kroll, a leading IR firm. In addition, we have technology and go-to-market partnerships with both IBM and VMware, enabling us to leverage their sales organizations to reach their large customer bases. In the six months ended June 30, 2018, 84% of our new and add-on business was closed in collaboration with a channel partner. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy. When we transact with a channel partner, our contractual arrangement is with the channel partner and not with the end-use customer. However, whether we receive the order from a channel partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

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

Our customers include many of the world’s largest, security-focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as mid-sized organizations. As of June 30, 2018, we serve over 4,300 customers globally across multiple industries, including 35 of the Fortune 100.

In May 2018, we closed our initial public offering, or IPO, of 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price per share to the public was $19.00 per share. We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of $4.9 million.

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

Highlights from the three months ended June 30, 2018 compared with the same period in 2017 included:

•	Revenue increased to $51 million from $38.7 million, a 32% annual growth rate.
•

Recurring revenue represented 91% and 88% of our total revenue. Annual recurring revenue, or ARR, was $195.5 million and $146 million, representing a 34% annual growth rate. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services.

•

Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 4,308 from 3,044, representing a year-over-year increase of 42%.

•	The percentage of our total recurring revenue generated by sales of our cloud-based solutions was 30% and 16%.
•	Number of customers who purchased our cloud-based solutions increased to 2,157 from 893.

Revenue Results
(In Thousands)
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$-
$34,118
$46,316
$38,691
$50,992
Total Recurring Revenue
Total Revenue
Q2 2017
Q2 2018

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

KEY METRICS

We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	2018	2017
Billings	$58,267	$53,184	$99,997	$84,534
Year-over-year growth	10%	64%	18%	48%
Short-term billings	$57,173	$47,156	$99,188	$78,243
Year-over-year growth	21%	49%	27%	40%
Total revenue	$50,992	$38,691	$99,426	$74,636
Year-over-year growth	32%	49%	33%	49%
Recurring revenue	$46,316	$34,118	$90,103	$65,521
Year-over-year growth	36%	57%	38%	58%
Recurring revenue as a percentage of total revenue	91%	88%	91%	88%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total revenue	$50,992	$38,691	$99,426	$74,636
Deferred revenue, end of period	169,271	126,581	169,271	126,581
Deferred revenue, beginning of period	(161,996)	(112,088)	(168,700)	(116,683)
Billings	$58,267	$53,184	$99,997	$84,534

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Total revenue	$50,992	$38,691	$99,426	$74,636
Deferred revenue, current, end of period	129,927	100,862	129,927	100,862
Deferred revenue, current, beginning of period	(123,746)	(92,397)	(130,165)	(97,255)
Short-term billings	$57,173	$47,156	$99,188	$78,243

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

	Three Months Ended		Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	2018	2017
Subscription, license and support revenue	$47,891	35,749	$93,282	$68,754
Perpetual license revenue	(1,575)	(1,631)	(3,179)	(3,233)
Recurring revenue	$46,316	34,118	$90,103	$65,521
Recurring revenue as a percentage of total revenue	91%	88%	91%	88%

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

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(14,689)	$(13,747)
Net cash used in investing activities	(5,188)	(3,602)
Net cash provided by (used in) financing activities	162,301	(3,855)
Net increase (decrease) in cash and cash equivalents	$142,424	$(21,204)

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(14,689)	$(13,747)
Purchases of property and equipment	(4,197)	(3,124)
Capitalization of internal-use software costs	(991)	(478)
Free cash flow	$(19,877)	$(17,349)

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities (as a percentage of revenue)	(14.8)%	(18.4)%
Purchases of property and equipment (as a percentage of revenue)	(4.2)%	(4.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.0)%	(0.6)%
Free cash flow margin	(20.0)%	(23.2)%

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

Non-GAAP operating loss.  We define non-GAAP operating loss as loss from operations excluding stock-based compensation and amortization of acquired intangible assets. For the six months ended June 30, 2018, we have also excluded from non-GAAP operating loss the $3.9 million expense related to the payments we agreed to make in 2018 pursuant to the Finjan legal settlement. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation and amortization of acquired intangible assets, each of which is a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and expense recorded by us pursuant to the legal settlement because it is a non-recurring item. While we believe that non-GAAP operating loss is useful in evaluating our business, non-GAAP operating loss is a non-GAAP financial measure that has limitations as an analytical tool, and non-GAAP operating loss should not be considered as an alternative to, or substitute for, loss from operations in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate non-GAAP operating loss differently or not at all, which reduces the usefulness of non-GAAP operating loss as a tool for comparison. We recommend that you review the reconciliation of non-

GAAP operating loss to loss from operations, the most directly comparable GAAP financial measure, provided below, and that you not rely on non-GAAP operating loss or any single financial measure to evaluate our business.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Loss from operations	$(19,207)	$(12,417)	$(37,014)	$(24,908)
Stock-based compensation	3,487	2,160	5,876	4,367
Amortization of acquired intangible assets	391	391	782	782
Legal settlement	—	—	3,900	—
Non-GAAP operating loss	$(15,329)	$(9,866)	$(26,456)	$(19,759)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Subscription, license and support	$47,891	$35,749	$93,282	$68,754
Services	3,101	2,942	6,144	5,882
Total revenue	50,992	38,691	99,426	74,636
Cost of revenue:
Subscription, license and support(1)	8,051	5,744	15,263	10,575
Services(1)	3,053	2,647	6,056	5,417
Total cost of revenue	11,104	8,391	21,319	15,992
Gross profit	39,888	30,300	78,107	58,644
Operating expenses:
Sales and marketing(1)	35,161	24,731	65,839	49,090
Research and development(1)	16,084	12,572	31,006	24,119
General and administrative(1)	7,850	5,414	18,276	10,343
Total operating expenses	59,095	42,717	115,121	83,552
Loss from operations	(19,207)	(12,417)	(37,014)	(24,908)
Interest income (expense), net	411	14	456	(17)
Other income (expense), net	(6,451)	137	(9,212)	237
Loss before income taxes	(25,247)	(12,266)	(45,770)	(24,688)
Provision for income taxes	34	69	105	86
Net loss and comprehensive loss	$(25,281)	$(12,335)	$(45,875)	$(24,774)

(1)	The following table summarizes the classification of stock-based compensation expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cost of subscription, license and support revenue	$137	$85	$273	$160
Cost of services revenue	73	57	130	111
Sales and marketing expense	1,228	744	2,164	1,617
Research and development expense	894	651	1,458	1,270
General and administrative expense	1,155	623	1,851	1,209
Total stock-based compensation expense	$3,487	$2,160	$5,876	$4,367

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue:
Subscription, license and support	94%	92%	94%	92%
Services	6	8	6	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription, license and support	16	15	15	14
Services	6	7	6	7
Total cost of revenue	22	22	21	21
Gross profit	78	78	79	79
Operating expenses:
Sales and marketing	69	64	66	66
Research and development	32	32	31	32
General and administrative	15	14	18	14
Total operating expenses	116	110	116	112
Loss from operations	(38)	(32)	(37)	(33)
Interest income (expense), net	1	—	—	—
Other expense, net	(13)	—	(9)	—
Loss before income taxes	(50)	(32)	(46)	(33)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(50)%	(32)%	(46)%	(33)%

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription, license and support	$47,891	$35,749	$12,142	34%	$93,282	$68,754	$24,528	36%
Services	3,101	2,942	159	5%	6,144	5,882	262	4%
Total revenue	$50,992	$38,691	$12,301	32%	$99,426	$74,636	$24,790	33%

The increase in subscription, license and support revenue in the three and six months ended June 30, 2018 was due to an increase in total customers and an increase in sales to existing customers. The growth in total revenue was driven by sales of our Cb Response, Cb Protection and Cb Defense products, our increased sales representative capacity to meet the market demand and the expansion of our strategic relationships with channel partners. We added 302 and 569 net new customers, respectively, in the three months ended and six months ended June 30, 2018. Revenue generated by sales of our cloud-based solutions increased from $5.6 million in the three months ended June 30, 2017 to $13.7 million for the same period in 2018 and from $9.5 million in the six months ended June 30, 2017 to $25.4 million for the same period in 2018.

Cost of Revenue

Cost of subscription, license and support revenue consists primarily of hosting costs associated with our cloud-based offerings, personnel-related costs for our support and hosting personnel, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead costs. Cost of services revenue consists of personnel-related costs for our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, travel expenses and allocated overhead costs.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription, license and support	8,051	5,744	2,307	40%	$15,263	$10,575	$4,688	44%
Services	3,053	2,647	406	15%	6,056	5,417	639	12%
Total cost of revenue	11,104	8,391	2,713	32%	$21,319	$15,992	$5,327	33%
Gross margin percentage:
Subscription, license and support	83%	84%			84%	85%
Services	2%	10%			1%	8%
Total gross margin percentage	78%	78%			79%	79%

The increase in total cost of revenue was primarily due to an increase in the cost of subscription, license and support revenue.

The increase in cost of subscription, license and support revenue during the three months ended June 30, 2018 was driven by a $0.8 million increase in hosting costs primarily related to cloud-based subscriptions for our Cb Response and Cb Defense products, a $0.8 million increase in employee-related costs resulting from an increase in our headcount, a $0.4 million increase in expense related to a software license agreement, and a $0.2 million increase in allocated overhead costs.

The increase in cost of subscription, license and support revenue during the six months ended June 30, 2018 was driven by a $1.8 million increase in hosting costs primarily related to cloud-based subscriptions for our Cb Response and Cb Defense products, a $1.3 million increase in employee-related costs resulting from an increase in our headcount, a $0.7 million increase in expense related to a software license agreement, a $0.7 million increase in allocated overhead costs, and a $0.1 million increase in software-related costs.

The $0.4 million and $0.6 million increase in cost of services revenue during the three and six months ended June 30, 2018 was primarily due to an increase in employee-related costs.

Total gross margin remained flat during the three and six months ended June 30, 2018 compared to the same periods in 2017. We experienced a slight decrease in gross margin on our subscription, license and support revenue in the three and six months ended June 30, 2018. This slight decrease was primarily due to an increase in the number of customers purchasing our cloud-based subscription products during the three and six months ended June 30, 2018 and the associated personnel and hosting costs. We also experienced a decline in gross margin on our services revenue. We offer services to support successful software deployments and to ensure our customers realize the full value of our products. We expect gross margin on our service revenue in future periods to continue to be at or near break-even.

Operating Expenses

Sales and Marketing

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$35,161	$24,731	$10,430	42%	$65,839	$49,090	$16,749	34%
Percentage of revenue	69%	64%			66%	66%

The increase in sales and marketing expenses in the three months ended June 30, 2018 was primarily due to a $5.8 million increase in employee-related costs due to an increase in headcount, a $1.5 million increase in marketing costs driven by the timing of programs and the impact of a major industry conference which took place in the first quarter of 2017 and in the second quarter of 2018, a $0.9 increase in commissions expense, a $0.8 million increase in meeting and travel-related costs, a $0.7 million increase in allocated overhead costs, a $0.3 million increase in software-related expenses, and a $0.3 million increase in outside contractor-related expenses.

The increase in sales and marketing expenses in the six months ended June 30, 2018 was primarily due to a $10.6 million increase in employee-related expenses, a $1.7 million increase in commission expense, a $1.5 million increase in meeting and travel-related expense, a $1.2 million increase in allocated overhead costs, a $0.7 million increase in software-related expenses, a $0.5 million increase related to outside contractor-related expenses and a $0.4 million increase in other operating costs.

Research and Development

Research and development expense consists of personnel-related costs for our research and development team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include subcontracting for third-party engineering resources as well as allocated overhead costs.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$16,084	$12,572	$3,512	28%	$31,006	$24,119	$6,887	29%
Percentage of revenue	32%	32%			31%	32%

The increase in research and development  expenses in the three months ended June 30, 2018 was primarily due to a $3.2 million increase in employee-related costs resulting from an increase in the headcount of research and development personnel, a $0.3 million increase in allocated overhead costs, a $0.3 million increase in meeting and travel-related expenses and a $0.1 million increase in software expenses partially offset by a $0.4 million increase in capitalized software development costs.

The increase in research and development expenses in the six months ended June 30, 2018 was primarily due to a $5.9 million increase in employee-related costs resulting from an increase in headcount, a $0.6 million increase in allocated overhead costs, a $0.5 million increase in meeting and travel-related costs and a $0.3 million increase in other operating costs partially offset by a $0.5 million increase in capitalized software development costs.

General and Administrative

General and administrative expense consists of personnel-related costs for our executive, administrative, legal, human resources, security, finance and accounting personnel, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$7,850	$5,414	$2,436	45%	$18,276	$10,343	$7,933	77%
Percentage of revenue	15%	14%			18%	14%

The increase in general and administrative expenses in the three months ended June 30, 2018 was primarily due to increases of $1.5 million in employee-related costs resulting from an increase in headcount, $0.3 million in outside services costs for contractors and $0.4 million in other operating costs.

The increase in general and administrative expenses in the six months ended June 30, 2018 was primarily due to $3.9 million of expense related to the settlement agreement with Finjan, increases of $2.3 million in employee-related costs resulting from an increase in headcount of general and administrative personnel as we continued to invest in our senior leadership, finance, legal, security and human resources teams to support our growing business, $0.6 million in outside services costs for contractors, $0.5 million in other operating costs and $0.3 million in net bad debt expense.

Interest Income (Expense), Net

Interest income (expense), net consists of interest income related to our invested balances of cash and cash equivalents, as well as interest expense related to our outstanding debt obligations and the amortization of deferred financing costs and debt discount associated with such arrangements.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income (expense), net	$411	$14	$397	2,836%	$456	$(17)	$473	2,782%
Percentage of revenue	1%	-%			-%	-%

The increase in interest income (expense), net in the three months ended June 30, 2018 was primarily due to an increase in interest income earned on higher cash balances resulting from the proceeds of our initial public offering.

The increase in interest income (expense), net in the six months ended June 30, 2018 was primarily due to an increase in interest income earned on higher cash balances resulting from the proceeds of our initial public offering and lower interest expense due to the repayment of all principal amounts outstanding under the line of credit in April 2017.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses related to the revaluation of certain of our outstanding warrant liabilities at each reporting date and foreign currency transactions gains and losses.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense), net	$(6,451)	$137	$(6,588)	(4,809)%	$(9,212)	$237	$(9,449)	(3,987)%
Percentage of revenue	13%	-%			9%	-%

The change in other income (expense), net in the three and six months ended June 30, 2018 is primarily due to an increase in the expense associated with the change in the fair value of our warrant liabilities and due to higher foreign exchange related loss.

Provision for Income Taxes

Provision for income taxes consists primarily of foreign income taxes. We maintain a full valuation allowance for our net deferred tax assets. The provision for income taxes was $0.03 million and $0.1 million, respectively, in the three and six months ended June 30, 2018 primarily due to foreign income taxes.

Backlog

We define backlog as contractually committed orders for our subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of June 30, 2018 and 2017, we had backlog of approximately $43.0 million and $57.3 million, respectively. The decrease in backlog was due largely to a change in our policy in 2017 that required customers with multi-year contract commitments to agree to multi-year upfront billing for the total contract fee. Multi-year upfront billings are not included in our backlog as they have been invoiced and are included in deferred revenue. Of the amount of backlog as of June 30, 2018, we expect that approximately $32.7 million will be invoiced to customers within the following twelve months and will be initially recorded as deferred revenue.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(14,689)	$(13,747)
Net cash used in investing activities	(5,188)	(3,602)
Net cash provided by (used in) financing activities	162,301	(3,855)
Net increase (decrease) in cash and cash equivalents	$142,424	$(21,204)
Cash and cash equivalents at end of period	$178,497	$30,299

The increase in cash and cash equivalents during the six months ended June 30, 2018 was primarily due to the increase in cash provided by financing activities driven by our IPO. The price per share to the public was $19.00 per share. We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million.

As of June 30, 2018, we had cash and cash equivalents of $178.5 million, substantially all of which was on deposit or invested in the U.S.

As of June 30, 2018, we are party to a senior loan and security agreement with Silicon Valley Bank, or the line of credit, which, as amended, provides for $40 million in maximum borrowings. Borrowings under the line of credit accrue interest at Silicon Valley Bank’s prime rate and may be repaid and reborrowed until March 21, 2020, when the line of credit expires and all outstanding amounts must be repaid. As of June 30, 2018, we had $0 of outstanding borrowings under the line of credit.

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

Operating Activities

During the six months ended June 30, 2018, operating activities used $14.7 million of cash, primarily resulting from our net loss of $45.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $12.5 million and non-cash charges of $18.7 million. Net cash provided by changes in our operating assets and liabilities consisted of a $17.1 million decrease in accounts receivable, a $1.8 million increase in accounts payable and a $0.6 million increase in deferred revenue partially offset by a $2.8 million decrease in accrued expenses, a $2.2 million increase in prepaid expenses and other assets and a $2 million increase in deferred commissions. The decrease in accounts receivable was due to the timing of billings and cash collections. The increase in accounts payable was due to the growth of our business and the timing of payments. The increase in deferred revenue was due to amounts we billed during the six months ended June 30, 2018. The decrease in accrued expenses was primarily due to the payment of the 2017 bonus amount during the first quarter of 2018, offset by the remaining $2.6 million accrual for the Finjan settlement as of June 30, 2018. The increase in prepaid expenses and other assets resulted from our increased spending due to the growth of our business and the timing of software subscription renewals. The increase in deferred commissions was due to the increase in the number of customers and the amounts we billed for our products and services during the six months ended June 30, 2018.

During the six months ended June 30, 2017, operating activities used $13.7 million of cash, primarily resulting from our net loss of $24.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $3.6 million and non-cash charges of $7.5 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $9.9 million increase in deferred revenue and a $1.2 million increase in accounts payable, partially offset by a $3.5 million decrease in accrued expenses, a $2.1 million increase in deferred commissions and a $1.7 million increase in prepaid expenses and other assets. The increase in deferred revenue was due to amounts we billed during the six months ended June 30, 2017. The increase in accounts payable was due to the growth of our business and the timing of payments. The decrease in accrued expenses was primarily due to the payment of the 2016 bonus amount during the first quarter of 2017. The increase in deferred commissions was due to the increase in the number of customers and the amounts we billed for our products and services during the six months ended June 30, 2017. The increase in prepaid expenses and other assets resulted from our increased spending due to the growth of the business and the timing of software subscription renewals.

Investing Activities

During the six months ended June 30, 2018, investing activities used $5.2 million of cash, consisting of purchases of property and equipment of $4.2 million and capitalization of internal-use software costs of $1.0 million. The purchases of property and equipment in 2018 were primarily computer equipment and were related to the growth of our headcount and the general expansion of our business.

During the six months ended June 30, 2017, investing activities used $3.6 million of cash, consisting of purchases of property and equipment of $3.1 million and capitalization of internal-use software costs of $0.5 million. The purchases of property and equipment in 2017 were primarily related to the growth of our headcount and the general expansion of the business.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $162.3 million of cash, primarily resulting from proceeds of $159.6 million from the IPO, net of underwriters’ discounts and commissions and after deducting offering costs of $2.9 million paid during the six months ended June 30, 2018, and $2.7 million from the exercise of stock options.

During the six months ended June 30, 2017, financing activities used $3.9 million of cash, primarily driven by repayment of line of credit of $5.5 million partially offset by proceeds of $1.7 million from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the three months ended June 30, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our final prospectus for our IPO dated as of May 4, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. See Note 10 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements are prepared in accordance with GAAP. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates.

Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of May 4, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. See Note 2 and Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of concentration risk, fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Concentration Risk

As of June 30, 2018, two channel partners accounted for 30.0% and 22.3% of outstanding accounts receivable, respectively. As of December 31, 2017, two channel partners accounted for 20.2% and 16.2% of outstanding accounts receivable, respectively. For the three and six months ended June 30, 2018, two channel partners represented 20.7% and 19.1% and 21.9% and 17.7%, respectively, of total revenue. During the three and six months ended June 30, 2017, one channel partner represented 26.6% and 27.0% of total revenue, respectively.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be adversely affected. In that event, the market price of our stock could decline, perhaps significantly.

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

We have incurred net losses in each year since inception, including net losses of $25.3 million in the three months ended June 30, 2018 and $12.3 million for the same period in 2017. As of June 30, 2018, we had an accumulated deficit of $501.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Our revenue grew from $74.6 million in the six months ended June 30, 2017 to $99.4 million for the same period in 2018, representing a 33% annual growth rate. Although we have experienced rapid growth historically and currently have high customer retention rates, we may not continue to grow as rapidly in the future and our customer retention rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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

In addition to our direct sales force, we rely on our channel partners to sell our products. A majority of our revenue is generated by our channel partners, including managed service security providers, incident response firms and value added resellers. In addition, in the three and six months ended June 30, 2018, 88% and 87% of our new and add-on business, respectively, was closed in collaboration with our channel partners. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy.

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

We have a limited history of marketing, selling and supporting our products internationally. For both the three and six months ended June 30, 2018, we generated approximately 17% of our revenue from customers located outside of the U.S. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the U.S., particularly in Europe and Asia. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us to include non-standard terms in customer contracts. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment or performance obligations, our results of operations may be adversely impacted.

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

Our reporting currency is the U.S. dollar, and we generate a substantial majority of our revenue and expenses in U.S. dollars. For both the three and six months ended June 30, 2018, approximately 6% of our revenue was generated in foreign currencies from customers located outside of the U.S. Additionally, for both the three and six months ended June 30, 2018, we incurred approximately 8% of our expenses outside of the U.S. in foreign currencies, primarily the British pound, principally with respect to salaries and related personnel expenses associated with our sales operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Accordingly, as we continue with our anticipated international expansion, changes in exchange rates may have an increasingly adverse effect on our business, operating results and financial condition. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

However, there are recent regulatory concerns about this framework, as well as litigation challenging other EU mechanisms for adequate data transfer (i.e., the standard contractual clauses). We are certified under the EU-U.S. Privacy Shield, and rely on a mixture of mechanisms to transfer EU personal data to the U.S. We could be impacted by changes in law as a result of the current challenges to these mechanisms by regulators and in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

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

We have approximately 20 U.S. patents and patent applications relating to our products. We cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Carbon Black,””Cb Collective Defense Cloud,” “Arm Your Endpoints” and “Bit9” names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries, including the “Predictive Security Cloud”; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available.

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

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, to defend against claims of infringement or invalidity or to prevent the misappropriation of our intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, some of whom have substantially more resources and have been developing relevant technologies for much longer than us, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. For example, in April 2018, we agreed to pay $3.9 million pursuant to a settlement agreement with a non-practicing entity that claimed we infringed upon certain patents held by such entity. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $231.0 million and $153.8 million, respectively, which if not utilized will begin to expire in 2023 and 2018, respectively, and federal and state research and development tax credit carryforwards of $4.2 million and $2.4 million, respectively, which if not utilized will begin to expire in 2026 and 2021, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-

change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

None.

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

We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associated) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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
(2)	Filed as Exhibit 3.4 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
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

CARBON BLACK, INC.

Date: August 7, 2018	By:	/s/ Patrick Morley
Patrick Morley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Mark P. Sullivan
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)