Form 10-Q
period 2018-09-30
Carbon Black, Inc.
filed 2018-10-25
CIK 1366527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

There were 67,917,331 shares of the registrant’s common stock with a par value of $0.001 per share, outstanding as of October 22, 2018.

CARBON BLACK, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$69,099	$36,073
Short-term investments	94,666	—
Accounts receivable, net of allowances of $209 and $124 as of September 30, 2018 and December 31, 2017, respectively	51,582	60,850
Prepaid expenses and other current assets	8,967	6,040
Deferred commissions	11,801	9,551
Total current assets	236,115	112,514
Deferred commissions, net of current portion	23,171	20,404
Property and equipment, net	14,792	12,459
Intangible assets, net	2,919	4,092
Goodwill	119,656	119,656
Other-long term assets	531	2,436
Total assets	$397,184	$271,561
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,502	$2,481
Accrued expenses	19,596	18,846
Deferred revenue	138,515	130,165
Deferred rent	1,176	944
Total current liabilities	162,789	152,436
Deferred revenue, net of current portion	38,316	38,535
Warrant liability	—	2,766
Deferred rent, net of current portion	2,774	3,114
Deferred tax liability	37	33
Other long-term liabilities	42	42
Total liabilities	203,958	196,926
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series B, C, D, E, E-1 and F), $0.001 par value, 94,101,207 authorized, 88,741,194 shares issued and outstanding with aggregate liquidation preference of $272,506 as of December 31, 2017. No shares authorized, issued or outstanding as of September 30, 2018.	—	333,204
Series A convertible preferred stock, $0.001 par value, 8,800,000 shares authorized, 3,851,806 shares issued and outstanding as of December 31, 2017. No shares authorized, issued or outstanding as of September 30, 2018.	—	1,510
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares and 156,650,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 67,951,050 shares and 11,193,366 shares issued and 67,895,646 and 11,139,690 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	68	11
Treasury stock, at cost, 55,404 and 53,676 shares as of September 30, 2018 and December 31, 2017, respectively	(6)	(6)
Additional-paid in capital	712,156	13,429
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(518,962)	(273,513)
Total stockholders' equity (deficit)	193,226	(260,079)
Total liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit)	$397,184	$271,561

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Revenue:
Subscription, license and support	$50,824	$38,381	$144,106	$107,135
Services	2,591	3,128	8,735	9,010
Total revenue	53,415	41,509	152,841	116,145
Cost of revenue:
Subscription, license and support	9,015	6,842	24,278	17,417
Services	2,890	2,943	8,946	8,360
Total cost of revenue	11,905	9,785	33,224	25,777
Gross profit	41,510	31,724	119,617	90,368
Operating expenses:
Sales and marketing	35,818	25,988	101,657	75,078
Research and development	16,189	13,675	47,195	37,794
General and administrative	7,563	5,717	25,838	16,060
Total operating expenses	59,570	45,380	174,690	128,932
Loss from operations	(18,060)	(13,656)	(55,073)	(38,564)
Interest income, net	737	22	1,192	5
Change in fair value of warrant liability	—	(45)	(8,838)	79
Other income (expense), net	(173)	102	(547)	215
Loss before income taxes	(17,496)	(13,577)	(63,266)	(38,265)
Provision for income taxes	136	22	241	108
Net loss	(17,632)	(13,599)	(63,507)	(38,373)
Accretion of preferred stock to redemption value	—	(7,427)	(199,492)	(15,751)
Net loss attributable to common stockholders	$(17,632)	$(21,026)	$(262,999)	$(54,124)
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(1.99)	$(6.34)	$(5.27)
Weighted-average common shares outstanding—basic and diluted	67,837,240	10,587,153	41,494,203	10,263,962

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Net loss	$(17,632)	$(13,599)	$(63,507)	$(38,373)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(30)	-	(30)	-
Total other comprehensive loss	(30)	-	(30)	-
Comprehensive loss	$(17,662)	$(13,599)	$(63,537)	$(38,373)

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY

	Redeemable									Accumulated
	Convertible		Convertible						Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid‑in	Comprehensive	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	88,741,194	$333,204	3,851,806	$1,510	11,139,690	$11	53,676	$(6)	$13,429	$	$(273,513)	$(260,079)
Exercise of Series A stock options	—	—	360,385	211	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	199,492	—	—	—	—	—	—	(17,550)	—	(181,942)	(199,492)
Conversion of redeemable convertible preferred stock upon initial public offering	(88,741,194)	(532,696)	—	—	44,370,560	44	—	—	532,652	—	—	532,696
Conversion of convertible preferred stock upon initial public offering	—	—	(4,212,191)	(1,721)	1,709,063	2	—	—	1,719	—	—	1,721
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs incurred of $4,858	—	—	—	—	9,200,000	9	—	—	157,697	—	—	157,706
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	712,063	1	—	—	11,603	—	—	11,604
Repurchase of common stock	—	—	—	—	(1,728)	—	1,728	—	—	—	—	—
Exercise of common stock options	—	—	—	—	765,998	1	—	—	3,136	—	—	3,137
Stock-based compensation expense	—	—	—	—	—	—	—	—	9,470	—	—	9,470
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	—	—	(63,507)	(63,507)
Balances at September 30, 2018	—	$—	—	$—	67,895,646	$68	55,404	$(6)	$712,156	$(30)	$(518,962)	$193,226

See notes to unaudited condensed consolidated financial statements.

CARBON BLACK, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(63,507)	$(38,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,881	5,204
Stock-based compensation expense	9,470	6,649
Provisions for doubtful accounts	140	(159)
Non-cash interest expense	34	15
Change in fair value of warrant liability	8,838	(79)
Deferred income taxes	4	—
Other non-cash income	(115)	—
Changes in operating assets and liabilities:
Accounts receivable	9,127	(2,517)
Prepaid expenses and other assets	(2,657)	(1,916)
Deferred commissions	(5,017)	(4,122)
Accounts payable	1,236	1,136
Accrued expenses	751	(1,686)
Deferred revenue	8,131	23,711
Deferred rent	(109)	(200)
Other long-term liabilities	(263)	(59)
Net cash used in operating activities	(28,056)	(12,396)
Cash flows from investing activities:
Purchases of short-term investments	(94,581)	—
Purchases of property and equipment	(5,354)	(4,228)
Capitalization of internal-use software costs	(1,901)	(714)
Net cash used in investing activities	(101,836)	(4,942)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,348	2,349
Repayments of line of credit	—	(5,500)
Proceeds from initial public offering, net of offering costs of $2,947	159,617	—
Payments of deferred financing costs	(47)	(84)
Net cash provided by (used in) financing activities	162,918	(3,235)
Net increase (decrease) in cash and cash equivalents	33,026	(20,573)
Cash and cash equivalents at beginning of period	36,073	51,503
Cash and cash equivalents at end of period	$69,099	$30,930
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock upon initial public offering	$532,696	$—
Conversion of convertible preferred stock upon initial public offering	1,720	—
Issuance of common stock upon exercise of common stock warrants	11,604	—
Deferred IPO costs paid in prior periods	1,911	—
Accretion of preferred stock to redemption value	199,492	15,751
Additions to property and equipment included in accounts payable at period end	75	139
Series B preferred stock issued upon exercise of Series B Warrant	—	225
Series F preferred stock and common stock issued upon termination of customer warrant in connection with acquisition of Confer Technologies, Inc.	—	1,347

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements:

Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 was issued in order to address a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under this guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 was issued in order to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (“ASU 2018-02”), which provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act, or Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard will be effective for the Company on January 1, 2019. Companies are required to use a modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. The Company plans to adopt this standard in the first quarter of 2019 by applying the requirements to the beginning of the period of adoption through a cumulative-effect adjustment. The Company is in the process of identifying the population of potential lease arrangements and evaluating these arrangements in the context of the new guidance. While the Company continues to evaluate the effect of adoption on its consolidated financial statements, the Company expects the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s consolidated balance sheet.

Recently adopted accounting pronouncement:

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

For additional information on the Company’s accounting policies as a result of the adoption of ASC 606 see Note 13 “Revenue”.

The Company adjusted its consolidated financial statements due to the adoption of ASC 606. Select unaudited consolidated financial statements, which reflect the adoption of ASC 606 are as follows:

	As of December 31, 2017
		Adjustments for
	As Previously	ASC 606
	Reported	Adoption	As Adjusted
Consolidated Balance Sheet
Assets:
Deferred commissions, current portion	$15,195	$(5,644)	$9,551
Deferred commissions, net of current portion	3,811	16,593	20,404
Liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit):
Deferred revenue, current portion	132,278	(2,113)	130,165
Deferred revenue, net of current portion	31,902	6,633	38,535
Accumulated deficit	(279,942)	6,429	(273,513)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Prepared under ASC 605	Adjustments for ASC 606 Adoption	As Adjusted	As Prepared under ASC 605	Adjustments for ASC 606 Adoption	As Adjusted
Consolidated Statement of Operations
Subscription, license and support	$38,216	$165	$38,381	$107,783	$(648)	$107,135
Services	3,163	(35)	3,128	9,417	(407)	9,010
Total revenue	41,379	130	41,509	117,200	(1,055)	116,145
Gross profit	31,594	130	31,724	91,423	(1,055)	90,368
Sales and marketing	26,905	(917)	25,988	77,929	(2,851)	75,078
Total operating expenses	46,297	(917)	45,380	131,783	(2,851)	128,932
Loss from operations	(14,703)	1,047	(13,656)	(40,360)	1,796	(38,564)
Loss before income taxes	(14,624)	1,047	(13,577)	(40,061)	1,796	(38,265)
Net loss and comprehensive loss	(14,646)	1,047	(13,599)	(40,169)	1,796	(38,373)
Net loss attributable to common stockholders	(22,073)	1,047	(21,026)	(55,920)	1,796	(54,124)
Net loss per share attributable to common stockholders—basic and diluted	$(2.08)	$0.09	$(1.99)	$(5.45)	$0.17	$(5.27)

	Nine Months Ended September 30, 2017
		Adjustments for
	As Prepared	ASC 606
	under ASC 605	Adoption	As Adjusted
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(40,169)	$1,796	$(38,373)
Changes in operating assets and liabilities, excluding the impact of acquisition of businesses:
Deferred commissions	(1,272)	(2,850)	(4,122)
Deferred revenue	$22,657	$1,054	$23,711

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of highly liquid investments in money market funds.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Short-term investments are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of interest income, net in the consolidated statement of operations. Cash equivalents and short-term investments consist of the following:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$56,647	$—	$—	$56,647
Total cash equivalents	56,647	—	—	56,647

Short-term investments:
Commercial paper	$46,710	$—	$—	$46,710
U.S. treasury securities	21,382	—	(13)	21,369
Corporate bonds	13,778	—	(6)	13,772
Asset-backed securities	12,826	—	(11)	12,815
Total short-term investments	$94,696	$—	$(30)	$94,666

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,647	$—	$—	$56,647
Total cash equivalents	$56,647	$—	$—	$56,647

Short-term investments:
Commercial paper	$—	$46,710	$—	$46,710
U.S. treasury securities	21,369	—	—	21,369
Corporate bonds	—	13,772	—	13,772
Asset-backed securities	—	12,815	—	12,815
Total short-term investments	$21,369	$73,297	$—	$94,666

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,597	$—	$—	$21,597
Total cash equivalents	$21,597	$—	$—	$21,597

Liabilities:
Series D preferred stock warrant liability	$—	$—	$992	$992
Common stock warrant liability	—	—	1,774	1,774
	$—	$—	$2,766	$2,766

As of September 30, 2018 and December 31, 2017, the Company's cash equivalents, which were invested in money market funds, were valued based on Level 1 inputs.

Changes in the fair values of the Company's preferred stock warrant liabilities and common stock warrant liability for the nine months ended September 30, 2018 were as follows:

	Series D
	Preferred Stock	Common Stock
	Warrant Liability	Warrant Liability
Fair value at December 31, 2017	992	1,774
Change in fair value	1,378	7,460
Exercise of common stock warrant	—	(9,234)
Conversion to common stock warrant	(2,370)	—
Fair value at September 30, 2018	$—	$—

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

5. PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2018	2017
Computer equipment	$14,928	$12,349
Computer software	3,693	3,048
Leasehold improvements	6,870	6,327
Furniture and fixtures	3,751	2,870
Office equipment	20	99
Internal-use software	3,880	1,979
	33,142	26,672
Less: Accumulated depreciation and amortization	(18,350)	(14,213)
	$14,792	$12,459

For the three months ended September 30, 2018 and 2017, depreciation and amortization expense related to property and equipment, including internal-use software, was $1,615 and $1,417, respectively. During the three months ended September 30, 2018 and 2017, the Company disposed of fully depreciated assets with an original cost of $571 and $0, respectively.

For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense related to property and equipment, including internal-use software, was $4,708 and $4,031, respectively. During the nine months ended September 30, 2018 and 2017, the Company disposed of fully depreciated assets with an original cost of $571 and $0, respectively.

During the three month ended September 30, 2018 and 2017, the Company capitalized $910 and $237 of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $115 and $117, respectively.

During the nine months ended September 30, 2018 and 2017, the Company capitalized $1,901 and $714 of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $405 and $302, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $119,656 as of September 30, 2018 and December 31, 2017.

Identifiable intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
License agreement	$150	$(124)	$26	$150	$(113)	$37
Developed technology	7,301	(4,440)	2,861	7,301	(3,344)	3,957
Trade name	440	(408)	32	440	(342)	98
Customer relationships	2,950	(2,950)	—	2,950	(2,950)	—
	$10,841	$(7,922)	$2,919	$10,841	$(6,749)	$4,092

For both three months ended September 30, 2018 and 2017, amortization expense related to intangible assets was $391.

For both nine months ended September 30, 2018 and 2017, amortization expense related to intangible assets was $1,173.

Estimated future amortization expense of the identifiable intangible assets as of September 30, 2018 is as follows:

Year Ending December 31,
2018 (remaining three months)	$390
2019	1,130
2020	1,015
2021	384
$2,919

7. DEBT

As of September 30, 2018 and December 31, 2017, the Company had $0 of outstanding borrowings under its line of credit with a financial institution (the “Line of Credit”).

8. PREFERRED STOCK

Upon the closing of the IPO, all outstanding shares of redeemable convertible and convertible preferred stock automatically converted into shares of common stock and all outstanding warrants to purchase shares of redeemable convertible preferred stock became warrants to purchase shares of common stock.

Also, on the date of the IPO, the Company filed a restated certificate of incorporation, which authorized the issuance of preferred stock with rights and preferences designated from time to time by the board of directors. As of September 30, 2018, there were 25,000,000 shares of preferred stock authorized with a par value of $0.001 per share, and no shares of preferred stock issued or outstanding.

Prior to the closing of the IPO, certain employees exercised options to purchase 360,385 of Series A preferred stock in exchange for cash proceeds of $211 and the Company adjusted the carrying value of each series of redeemable convertible preferred stock by $199,492. This adjustment resulted in an increase to the net loss attributable to common stockholders for the period.

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

9. PREFERRED STOCK WARRANTS AND COMMON STOCK WARRANTS

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

Upon the closing of the IPO, the warrants to purchase the Series D preferred stock became warrants to purchase common stock. Subsequent to the IPO and during the three months ended June 30, 2018, these common stock warrants were net exercised at an exercise price of $2.9891 per share to purchase 130,965 shares of common stock.

Subsequent to the IPO and during the three months ended June 30, 2018, the common stock warrant with an issuance date of July 31, 2014, was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock.

As of September 30, 2018, there were no preferred stock warrants or common stock warrants outstanding.

10. EQUITY AWARD PLANS

Options to Purchase Series A Preferred Stock

Upon the closing of the IPO, all outstanding shares of Series A preferred stock options converted into common stock options at the Series A preferred stock conversion rate. The following table summarizes the Company’s Series A preferred stock option activity since December 31, 2017:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	4,689,576	$0.98	5.18	$10,539
Granted	195,312	3.60
Exercised	(360,385)	0.59
Forfeited	(351,562)	0.52
Converted to common stock options upon IPO	(4,172,941)	1.18
Outstanding at September 30, 2018	—

The assumptions that the Company used to determine the fair value of the Series A preferred stock options granted to employees and directors were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.74%	2.17%
Expected term (in years)	6.25	6.25
Expected volatility	43.85%	47.42%
Expected dividend yield	—%	—%

Options to Purchase Common Stock

The following table summarizes the Company’s common stock option activity since December 31, 2017 under all common stock option plans:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	14,183,221	$4.89	7.16	$17,626
Granted	3,267,775	13.54
Exercised	(765,998)	4.10
Forfeited	(707,256)	6.42
Series A options converted to common stock options upon IPO	1,693,197	2.90
Series E-1 options converted to common stock options upon IPO	837,835	0.86
Outstanding at September 30, 2018	18,508,774	$6.02	6.82	$282,233
Vested and expected to vest at September 30, 2018	17,895,791	$5.87	6.75	$275,452
Options exercisable at September 30, 2018	11,323,339	$3.96	5.63	$194,951

Upon the closing of the IPO, options to purchase 837,835 shares of the Company’s Series E-1 Preferred Stock options converted to options to purchase 837,835 shares of common stock.

The assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.74-2.98%	1.96-2.17%
Expected term (in years)	6.25	6.25
Expected volatility	43.29-43.85%	45.85-47.42%
Expected dividend yield	—%	—%

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity since December 31, 2017 under all common stock option plans:

		Weighted‑	Weighted‑
		Average	Average Remaining	Aggregate
	Number of	Grant Date Fair	Contractual Term	Intrinsic
	Shares	Value Per Share	(in years)	Value
Outstanding at December 31, 2017	—	$—	—	$—
Granted	502,221	10.99
Vested	—
Forfeited	—
Outstanding at September 30, 2018	502,221		1.47	$10,637
RSUs vested and expected to vest at September 30, 2018	452,399		1.38	$9,582
RSUs vested and exercisable at September 30, 2018	—			—

Stock-Based Compensation

Stock-based compensation expense was classified in the unaudited consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of subscription, license and support revenue	$156	$113	$429	$272
Cost of services revenue	82	56	212	167
Sales and marketing expense	1,541	805	3,705	2,422
Research and development expense	748	656	2,206	1,926
General and administrative expense	1,067	652	2,918	1,862
	$3,594	$2,282	$9,470	$6,649

As of September 30, 2018, total unrecognized compensation cost related to the unvested common stock-based awards was $32,344, which is expected to be recognized over weighted-average periods of 2.54 years.

As of September 30, 2018, total unrecognized compensation cost related to these performance-based RSUs was $4,427 to be amortized over a weighted-average period of approximately 2.96 years.

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

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under various non‑cancelable operating leases that expire at various dates through June 2027. Rent expense for non‑cancelable operating leases with free rental periods or scheduled rent increases is recognized using the straight‑line method over the term of the lease. Improvement reimbursements from landlords are amortized on a straight‑line basis into rent expense over the terms of the leases. The difference between required lease payments and straight‑lined rent expense is recorded as deferred rent. Rent expense related to the Company's leased office space was $3,353 and $2,615 for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2018:

Year Ending December 31,
2018 (remaining three months)	$1,275
2019	5,263
2020	5,107
2021	4,945
2022	2,164
Thereafter	1,843
$20,597

Hosting Services Agreement

In September 2017, the Company entered a non‑cancelable contractual agreement related to the hosting of its data processing, storage and other computing services. The agreement, as amended, expires in November 2020. The following table summarizes the future minimum payments committed under the hosting agreement as of September 30, 2018:

Year Ending December 31,
2018 (remaining three months)	$5,611
2019	15,333
2020	10,667
$31,611

Indemnifications

Under the indemnification provisions of the Company's standard sales‑related contracts, the Company agreed to defend end‑customers against third‑party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company's exposure under these indemnification provisions is generally limited to the total amount paid by the end‑customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2018, there have been no claims under any indemnification provisions.

Litigation

On March 21, 2018, Finjan, Inc. (“Finjan”) filed a complaint in the U.S. District Court for the Northern District of California alleging that the Company's products and services infringe at least four U.S. patents purportedly owned by Finjan, seeking, among other things, a judgment holding that the Company has infringed four asserted patents, a preliminary and permanent injunction preventing alleged continued infringement of one of the asserted patents, past damages not less than a reasonable royalty, enhanced damages for alleged willful infringement, costs and reasonable attorneys' fees, and pre‑ and post‑judgment interest. While the Company does not believe the complaint has merit, on April 6, 2018, the Company entered into a settlement agreement with Finjan, resolving all claims made pursuant to the complaint. In connection with the settlement agreement, the Company accrued a liability of $3,900 as of March 31, 2018, which is reflected in general and administrative expenses on the Company’s unaudited consolidated statements of operations and comprehensive loss and accrued expenses on the Company’s unaudited consolidated balance sheet, reflecting the aggregate amount of payments to be made to Finjan pursuant to the settlement, all of which will be paid in 2018. In April 2018, the complaint was dismissed and the Company made the first payment of $1,300. The second payment of $1,300 was made in September 2018.

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

12. INCOME TAXES

During the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $241 and $108, respectively, primarily due to foreign income taxes.

In connection with the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, the Company made provisional estimates of the effects of the Act on its existing deferred tax balances and the one-time transition tax for the year end December 31, 2017. The Act did not have significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 as a result of the valuation allowance maintained against the Company’s U.S. deferred tax assets. However, the Company’s provisional estimate associated with the reduction in the U.S. federal corporate tax rate from 35% to 21% impacted the change in valuation allowance and tax rate change components of the Company’s effective tax rate reconciliation as well as its ending deferred tax assets, deferred tax liabilities and valuation allowance. The Company has an accumulated deficit from its foreign operations and does not have a transition tax associated with deferred foreign earnings related to the Act. The income tax provision for the nine months ended September 30, 2018 did not reflect any adjustment to the provisional amounts previously recorded. The ultimate impact of the Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The Company’s accounting treatment is expected to be complete in the fourth quarter of 2018.

13. REVENUE

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

The Company’s Cb Protection and Cb Response products are offered through subscription or perpetual software licenses, with a substantial majority of its customers selecting a subscription license. Subscription licenses include access to and the right to utilize the threat intelligence capabilities of the Cb Predictive Security Cloud as well as ongoing support, which provides customers with telephone and web-based support, bug fixes and repairs and software updates on a when-and-if-available basis. The Cb Predictive Security Cloud automatically distributes real-time threat intelligence, such as detection algorithms, reputation scores and attack classifications, to the Company’s customers. Substantially all customers who purchase licenses on a perpetual basis also purchase an agreement for support and an agreement for access to and the right to utilize the threat intelligence capabilities of the Cb Predictive Security Cloud. For subscription or perpetual license sales of Cb Protection and Cb Response, the Company considers the software license and access to the threat intelligence capabilities of the Cb Predictive Security Cloud to be a single performance obligation.

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

As of September 30, 2018 and December 31, 2017, the Company recorded $34,972 and $29,955, respectively, of deferred commission costs in the consolidated balance sheet. As of September 30, 2017 and December 31, 2016, the Company recorded $25,815 and $21,693 of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during the nine months ended September 30, 2018 and 2017 totaled $14,253 and $11,230, respectively. Amortization of deferred commissions during the nine months ended September 30, 2018 and 2017 totaled $9,236 and $7,108, respectively, and is included in sales and marketing expense in the unaudited consolidated statements of operations and comprehensive loss. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions.

The Company does not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the nine months ended September 30, 2018, the Company recognized revenue of $110,482 which was included in the deferred revenue balance as of December 31, 2017.

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

Major products and services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription and support revenue	$33,113	$29,567	$97,855	$85,567
Cloud-based subscription revenue	16,142	7,147	41,502	16,669
Perpetual license revenue	1,569	1,667	4,749	4,899
Services revenue	2,591	3,128	8,735	9,010
Total revenue	$53,415	$41,509	$152,841	$116,145

Geographic revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$44,206	$35,439	$126,926	$100,605
All other	9,209	6,070	25,915	15,540
Total revenue	$53,415	$41,509	$152,841	$116,145

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company defines backlog as contractually committed orders for subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $176,831 in deferred revenue and $38,660 in backlog.

The Company expects to recognize these remaining performance obligations as follows (in percentages):

				More than
	Total	Less than 1 year	1-2 Years	2 years
Deferred revenue	100%	78%	15%	7%
Backlog	100%	42%	40%	18%

Concentration Risk

As of September 30, 2018, two channel partners accounted for 26.2% and 12.3% of outstanding accounts receivable, respectively. As of December 31, 2017, two channel partners accounted for 20.2% and 16.2% of outstanding accounts receivable, respectively. For the three and nine months ended September 30, 2018, two channel partners represented 19.9% and 20.1% and 21.2% and 18.5%, respectively, of total revenue. During the three and nine months ended September 30, 2017, one channel partner represented 26.0% and 26.6% of total revenue, respectively.

14. NET LOSS PER SHARE

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(17,632)	$(13,599)	$(63,507)	$(38,373)
Accretion of preferred stock to redemption value	—	(7,427)	(199,492)	(15,751)
Net loss attributable to common stockholders	$(17,632)	$(21,026)	$(262,999)	$(54,124)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	67,837,240	10,587,153	41,494,203	10,263,962
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(1.99)	$(6.34)	$(5.27)

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

	As of September 30,
	2018	2017
Options to purchase common stock	18,508,774	14,541,159
Unvested restricted stock units	502,221	—
Options to purchase Series E-1 preferred stock (as converted to common stock)	—	837,835
Warrants to purchase common stock	—	106,250
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	167,500
Redeemable convertible preferred stock (as converted to common stock)	—	44,370,560
	19,010,995	60,023,304

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

BUSINESS OVERVIEW

Carbon Black is a leading provider of next-generation endpoint security solutions. Our Cb Predictive Security Cloud platform continuously captures, records and analyzes rich, unfiltered endpoint data. We believe the depth, breadth and real-time nature of our endpoint data, combined with the strength of our analytics platform, provides customers with the most robust and data-intensive solution to address the complete endpoint security lifecycle. Our solutions enable customers to predict, prevent, detect, respond to and remediate cyber attacks before they cause a damaging incident or data breach.

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

In more recent periods, we have focused on satisfying the increasing demand for cloud-based software from our customers and prospects and intend to continue to expand our cloud-based product offerings. In August 2015, we released a cloud-based version of Cb Response to our customers under a software-as-a-service, or SaaS, model. In June 2016, we acquired Confer Technologies, Inc., or

Confer, whose solution is currently sold to customers as Cb Defense. The acquisition of Confer was an important event for us as it added key capabilities in the areas of cloud-based, multi-tenant, big-data processing and streaming detection and prevention. With this acquisition, we also entered the next-generation antivirus market. The technology that we acquired is foundational to our strategy, and our Cb Predictive Security Cloud platform, which we announced in October 2017.

We are consolidating our products and services on the Cb Predictive Security Cloud platform. This enables us to develop and deliver multiple product offerings that leverage the unfiltered endpoint data that we collect, in order to address different use cases, all through a single endpoint agent, single console, and single platform. We have released four product offerings on the Cb Predictive Security Cloud platform: Cb Defense (a next-generation antivirus and endpoint detection response solution); Cb ThreatSight (a managed alert triage service); Cb Defense for VMware (a solution for virtualized datacenter security); and Cb LiveOps (a real-time endpoint query and remediation solution). We believe the availability of multiple offerings through a single, multi-tenant, cloud-based platform creates cross-sell and upsell opportunities to drive significant business growth.

We primarily sell our products through a channel partner go-to-market model, which significantly extends our global market reach and ability to rapidly scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value-added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms. Our MSSP and IR firm channel partners both use and recommend our products to their clients. We have established significant relationships with leading channel partners, including Optiv Security, Inc., a leading VAR and MSSP; CDW Corporation, one of the world’s largest software VARs; Arrow Electronics, Inc., a major global distributor; SecureWorks, Inc., a leading MSSP; and Kroll, a leading IR firm. In addition, we have technology and go-to-market partnerships with both IBM and VMware, enabling us to leverage their sales organizations to reach their large customer bases. In the nine months ended September 30, 2018, 79% of our new and add-on business was closed in collaboration with a channel partner. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy. When we transact with a channel partner, our contractual arrangement is with the channel partner and not with the end-use customer. However, whether we receive the order from a channel partner or directly from an end-use customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

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

Our customers include many of the world’s largest, security-focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as mid-sized organizations. As of September 30, 2018, we serve over 4,600 customers globally across multiple industries, including approximately one-third of the Fortune 100.

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

Highlights from the three months ended September 30, 2018 compared with the same period in 2017 included:

•

Annual recurring revenue, or ARR, was $206.7 million and $157.4 million, respectively, representing a 31% annual growth rate. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services.

•	Revenue increased to $53.4 million from $41.5 million, a 29% annual growth rate.

•	Recurring revenue increased to $49.3 million from $36.7 million, a 34% annual growth rate. Recurring revenue represented 92% and 88% of our total revenue, respectively.
•

The revenue from cloud based solutions went to $16.1 million from $7.1 million, a 126% annual growth rate. The percentage of our total recurring revenue generated by sales of our cloud-based solutions was 33% and 19%, respectively.

•

Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 4,625 from 3,335, representing a year-over-year increase of 39%.

•	Number of customers who purchased our cloud-based solutions increased to 2,450 from 1,170.

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

KEY METRICS

We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	2018	2017
Billings	$60,975	$55,324	$160,972	$139,858
Year-over-year growth	10%	50%	15%	49%
Short-term billings	$62,003	$49,511	$161,191	$127,754
Year-over-year growth	25%	38%	26%	39%
Total revenue	$53,415	$41,509	$152,841	$116,145
Year-over-year growth	29%	38%	32%	45%
Recurring revenue	$49,255	$36,714	$139,357	$102,236
Year-over-year growth	34%	44%	36%	53%
Recurring revenue as a percentage of total revenue	92%	88%	91%	88%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Total revenue	$53,415	$41,509	$152,841	$116,145
Deferred revenue, end of period	176,831	140,396	176,831	140,396
Deferred revenue, beginning of period	(169,271)	(126,581)	(168,700)	(116,683)
Billings	$60,975	$55,324	$160,972	$139,858

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Total revenue	$53,415	$41,509	$152,841	$116,145
Deferred revenue, current, end of period	138,515	108,864	138,515	108,864
Deferred revenue, current, beginning of period	(129,927)	(100,862)	(130,165)	(97,255)
Short-term billings	$62,003	$49,511	$161,191	$127,754

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	2018	2017
Subscription, license and support revenue	$50,824	$38,381	$144,106	$107,135
Perpetual license revenue	(1,569)	(1,667)	(4,749)	(4,899)
Recurring revenue	$49,255	$36,714	$139,357	$102,236
Recurring revenue as a percentage of total revenue	92%	88%	91%	88%

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

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(28,056)	$(12,396)
Net cash used in investing activities	(101,836)	(4,942)
Net cash provided by (used in) financing activities	162,918	(3,235)
Net increase (decrease) in cash and cash equivalents	$33,026	$(20,573)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(28,056)	$(12,396)
Purchases of property and equipment	(5,354)	(4,228)
Capitalization of internal-use software costs	(1,901)	(714)
Free cash flow	$(35,311)	$(17,338)

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities (as a percentage of revenue)	(18.4)%	(10.7)%
Purchases of property and equipment (as a percentage of revenue)	(3.5)%	(3.6)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.2)%	(0.6)%
Free cash flow margin	(23.1)%	(14.9)%

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

Non-GAAP operating loss.  We define non-GAAP operating loss as loss from operations excluding stock-based compensation and amortization of acquired intangible assets. For the nine months ended September 30, 2018, we have also excluded from non-GAAP operating loss the $3.9 million expense related to the payments we agreed to make in 2018 pursuant to the Finjan legal settlement. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation and amortization of acquired intangible assets, each of which is a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and expense recorded by us pursuant to the legal settlement because it is a non-recurring item. While we believe that non-GAAP operating loss is useful in evaluating our business, non-GAAP operating loss is a non-GAAP financial measure that has limitations as an analytical tool, and non-GAAP operating loss should not be considered as an alternative to, or substitute for, loss from operations in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate non-GAAP operating loss differently or not at all, which reduces the usefulness of non-GAAP operating loss as a tool for comparison. We recommend that you review the reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable GAAP financial measure, provided below, and that you not rely on non-GAAP operating loss or any single financial measure to evaluate our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Loss from operations	$(18,060)	$(13,656)	$(55,073)	$(38,564)
Stock-based compensation	3,594	2,282	9,470	6,649
Amortization of acquired intangible assets	391	391	1,173	1,173
Legal settlement	—	—	3,900	—
Non-GAAP operating loss	$(14,075)	$(10,983)	$(40,530)	$(30,742)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue:
Subscription, license and support	$50,824	$38,381	$144,106	$107,135
Services	2,591	3,128	8,735	9,010
Total revenue	53,415	41,509	152,841	116,145
Cost of revenue:
Subscription, license and support(1)	9,015	6,842	24,278	17,417
Services(1)	2,890	2,943	8,946	8,360
Total cost of revenue	11,905	9,785	33,224	25,777
Gross profit	41,510	31,724	119,617	90,368
Operating expenses:
Sales and marketing(1)	35,818	25,988	101,657	75,078
Research and development(1)	16,189	13,675	47,195	37,794
General and administrative(1)	7,563	5,717	25,838	16,060
Total operating expenses	59,570	45,380	174,690	128,932
Loss from operations	(18,060)	(13,656)	(55,073)	(38,564)
Interest income, net	737	22	1,192	5
Other income (expense), net	(173)	57	(9,385)	294
Loss before income taxes	(17,496)	(13,577)	(63,266)	(38,265)
Provision for income taxes	136	22	241	108
Net loss	$(17,632)	$(13,599)	$(63,507)	$(38,373)

(1)	The following table summarizes the classification of stock-based compensation expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cost of subscription, license and support revenue	$156	$113	$429	$272
Cost of services revenue	82	56	212	167
Sales and marketing expense	1,541	805	3,705	2,422
Research and development expense	748	656	2,206	1,926
General and administrative expense	1,067	652	2,918	1,862
Total stock-based compensation expense	$3,594	$2,282	$9,470	$6,649

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue:
Subscription, license and support	95%	92%	94%	92%
Services	5	8	6	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription, license and support	17	16	16	15
Services	5	7	6	7
Total cost of revenue	22	24	22	22
Gross profit	78	76	78	78
Operating expenses:
Sales and marketing	67	63	67	65
Research and development	30	33	31	33
General and administrative	14	14	17	14
Total operating expenses	112	109	114	111
Loss from operations	(34)	(33)	(36)	(33)
Interest income, net	1	—	1	—
Other expense, net	—	—	(6)	—
Loss before income taxes	(32)	(33)	(41)	(33)
Provision for income taxes	—	—	—	—
Net loss	(32)%	(33)%	(41)%	(33)%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription, license and support	$50,824	$38,381	$12,443	32%	$144,106	$107,135	$36,971	35%
Services	2,591	3,128	(537)	(17)%	8,735	9,010	(275)	(3)%
Total revenue	$53,415	$41,509	$11,906	29%	$152,841	$116,145	$36,696	32%

The increase in subscription, license and support revenue in the three and nine months ended September 30, 2018 was due to an increase in total customers and an increase in sales to existing customers. The growth in total revenue was driven by sales of our Cb Response, Cb Protection and Cb Defense products, our increased sales representative capacity to meet the market demand and the expansion of our strategic relationships with channel partners. We added 317 and 886 net new customers, respectively, in the three months ended and nine months ended September 30, 2018. Revenue generated by sales of our cloud-based solutions increased from $7.1 million in the three months ended September 30, 2017 to $16.1 million for the same period in 2018 and from $16.7 million in the nine months ended September 30, 2017 to $41.5 million for the same period in 2018.

The decrease in services revenue in the three and nine months ended September 30, 2018 is due to an increase in  customers selecting our cloud-based offerings, which require fewer deployment services as they are typically easier to deploy than our on-premise solutions.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription, license and support	9,015	6,842	2,173	32%	$24,278	$17,417	$6,861	39%
Services	2,890	2,943	(53)	(2)%	8,946	8,360	586	7%
Total cost of revenue	11,905	9,785	2,120	22%	$33,224	$25,777	$7,447	29%
Gross margin percentage:
Subscription, license and support	82%	82%			83%	84%
Services	(12)%	6%			(2)%	7%
Total gross margin percentage	78%	76%			78%	78%

The increase in total cost of revenue was primarily due to an increase in the cost of subscription, license and support revenue.

The increase in cost of subscription, license and support revenue during the three months ended September 30, 2018 was driven by a $0.8 million increase in employee-related costs resulting from an increase in headcount, a $0.6 million increase in hosting costs primarily related to cloud-based subscriptions for our Cb Response and Cb Defense products, a $0.4 million increase in expense related to a software license agreement, a $0.2 million increase in software related costs and a $0.2 million increase in allocated overhead costs.

The increase in cost of subscription, license and support revenue during the nine months ended September 30, 2018 was driven by a $2.4 million increase in hosting costs primarily related to cloud-based subscriptions for our Cb Response and Cb Defense products, a $2.1 million increase in employee-related costs resulting from an increase in our headcount, a $1.2 million increase in expense related to a software license agreement, a $0.7 million increase in allocated overhead costs, and a $0.3 million increase in software-related costs.

The $0.6 million increase in cost of services revenue during the nine months ended September 30, 2018 was primarily due to an increase in employee-related costs.

Total gross margin increased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to lower services revenue which has lower gross margins than our subscription, license and support revenue. Total gross margin remained flat during the nine months ended September 30, 2018 compared to the same period in 2017.

The gross margin on our subscription, license and support revenue remained flat during the three months ended September 30, 2018 compared to the same period in 2017. We experienced a slight decrease in gross margin on our subscription, license and support revenue in the nine months ended September 30, 2018 compared to the same period in 2017. This slight decrease was primarily due to an increase in the number of customers purchasing our cloud-based subscription products during the nine months ended September 30, 2018 and the associated personnel and hosting costs. We also experienced a decline in gross margin on our services revenue. We offer services to support successful software deployments and to ensure our customers realize the full value of our products. We expect gross margin on our service revenue in future periods to continue to be at or near break-even.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$35,818	$25,988	$9,830	38%	$101,657	$75,078	$26,579	35%
Percentage of revenue	67%	63%			67%	65%

The increase in sales and marketing expenses in the three months ended September 30, 2018 was primarily due to a $7.4 million increase in employee-related costs due to an increase in headcount, a $0.7 million increase in allocated overhead costs, a $0.6 million increase in marketing costs driven by the timing of programs, a $0.4 million increase in commissions expense, a $0.4 million increase in software-related expenses and a $0.3 million net increase in other operating costs.

The increase in sales and marketing expenses in the nine months ended September 30, 2018 was primarily due to a $20.0 million increase in employee-related expenses, a $2.1 million increase in commission expense, a $1.9 million increase in allocated overhead costs, a $1.0 million increase in software-related expenses, a $0.8 million increase in marketing related expenses and a $0.7 million increase in other operating costs.

Research and Development

Research and development expense consists of personnel-related costs for our research and development team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include subcontracting for third-party engineering resources as well as allocated overhead costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$16,189	$13,675	$2,514	18%	$47,195	$37,794	$9,401	25%
Percentage of revenue	30%	33%			31%	33%

The increase in research and development  expenses in the three months ended September 30, 2018 was primarily due to a $2.8 million increase in employee-related costs resulting from an increase in the headcount of research and development personnel and a $0.3 million increase in allocated overhead costs partially offset by a $0.6 million increase in capitalized software development costs.

The increase in research and development expenses in the nine months ended September 30, 2018 was primarily due to a $8.8 million increase in employee-related costs resulting from an increase in headcount, a $0.9 million increase in allocated overhead expenses, a $0.6 million increase in other operating costs and a $0.3 million increase in subscription services related to threat research partially offset by a $1.2 million increase in capitalized software development costs.

General and Administrative

General and administrative expense consists of personnel-related costs for our executive, administrative, legal, human resources, security, finance and accounting personnel, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$7,563	$5,717	$1,846	32%	$25,838	$16,060	$9,778	61%
Percentage of revenue	14%	14%			17%	14%

The increase in general and administrative expenses in the three months ended September 30, 2018 was primarily due to increases of $1.4 million in employee-related costs resulting from an increase in headcount and $0.4 million in other operating costs.

The increase in general and administrative expenses in the nine months ended September 30, 2018 was primarily due to increases of $3.9 million of expense related to the settlement agreement with Finjan, $3.5 million in employee-related costs resulting from an increase in headcount of general and administrative personnel as we continued to invest in our senior leadership, finance, legal, security and human resources teams to support our growing business, $0.8 million in outside contractors, $0.4 million in commercial insurance costs, $0.3 million in bad debt expense due to a benefit in the prior period, $0.3 million in software expenses and $0.5 million in other operating costs.

Interest Income, Net

Interest income, net consists of interest income related to our invested balances of cash, cash equivalents and short-term investments, as well as interest expense related to our outstanding debt obligations and the amortization of deferred financing costs and debt discount associated with such arrangements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income, net	$737	$22	$715	3,250%	$1,192	$5	$1,187	23,740%
Percentage of revenue	1%	-%			1%	-%

The increase in interest income, net in the three months ended September 30, 2018 was primarily due to an increase in interest income earned on higher cash and short-term investment balances resulting from the proceeds of our initial public offering.

The increase in interest income, net in the nine months ended September 30, 2018 was primarily due to an increase in interest income earned on higher cash balances and short-term investment resulting from the proceeds of our initial public offering and lower interest expense due to the repayment of all principal amounts outstanding under the line of credit in April 2017.

Other Income (Expense), Net

Other income (expense), net historically consisted primarily of gains and losses related to the revaluation of certain of our outstanding warrant liabilities and foreign currency transactions gains and losses. As of June 30, 2018, we no longer have any outstanding warrant liabilities. Therefore, for the three months ended September 30, 2018, other income (expense), net primarily reflects our foreign currency transactions gains and losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense), net	$(173)	$57	$(230)	(404)%	$(9,385)	$294	$(9,679)	(3,292)%
Percentage of revenue	-%	-%			(6)%	-%

The change in other income (expense), net in the three months ended September 30, 2018 is primarily due to higher foreign exchange related loss.

The change in other income (expense), net in the nine months ended September 30, 2018 is primarily due to an increase in the expense associated with the change in the fair value of our warrant liabilities and due to higher foreign exchange related loss.

Provision for Income Taxes

Provision for income taxes consists primarily of foreign income taxes. We maintain a full valuation allowance for our net deferred tax assets. The provision for income taxes was $0.1 million and $0.2 million, respectively, in the three and nine months ended September 30, 2018 primarily due to foreign income taxes.

Backlog

We define backlog as contractually committed orders for our subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of September 30, 2018 and 2017, we had backlog of approximately $38.7 million and $48.7 million, respectively. The decrease in backlog was due largely to a change in our policy in 2017 that required customers with multi-year contract commitments to agree to multi-year upfront billing for the total contract fee. Multi-year upfront billings are not included in our backlog as they have been invoiced and are included in deferred revenue. Of the amount of backlog as of September 30, 2018, we expect that approximately $27.8 million will be invoiced to customers within the following twelve months and will be initially recorded as deferred revenue.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash used in operating activities	$(28,056)	$(12,396)
Net cash used in investing activities	(101,836)	(4,942)
Net cash provided by (used in) financing activities	162,918	(3,235)
Net increase (decrease) in cash and cash equivalents	$33,026	$(20,573)
Cash and cash equivalents at end of period	$69,099	$30,930

The increase in cash and cash equivalents during the nine months ended September 30, 2018 was primarily due to the increase in cash provided by financing activities driven by our IPO. The price per share to the public was $19.00 per share. We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million.

As of September 30, 2018, we had cash and cash equivalents of $69.0 million and short-term investments of $94.6 million, substantially all of which was on deposit or invested in the U.S.

As of September 30, 2018, we are party to a senior loan and security agreement with Silicon Valley Bank, or the line of credit, which, as amended, provides for $40 million in maximum borrowings. Borrowings under the line of credit accrue interest at Silicon Valley Bank’s prime rate and may be repaid and reborrowed until March 21, 2020, when the line of credit expires and all outstanding amounts must be repaid. As of September 30, 2018, we had $0 of outstanding borrowings under the line of credit.

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our activities related to the acquisition of complementary businesses, technologies and assets, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products as we continue to innovate. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Operating Activities

During the nine months ended September 30, 2018, operating activities used $28.1 million of cash, primarily resulting from our net loss of $63.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $11.2 million and non-cash charges of $24.2 million. Net cash provided by changes in our operating assets and liabilities consisted of a $9.1 million decrease in accounts receivable, a $1.2 million increase in accounts payable, a $8.1 million increase in deferred revenue and a $0.8 million increase in accrued expenses partially offset by a $2.7 million increase in prepaid expenses and other assets and a $5.0 million increase in deferred commissions. The decrease in accounts receivable was due to the timing of billings and cash collections. The increase in accounts payable was due to the growth of our business and the timing of payments. The increase in deferred revenue was due to amounts we billed during the nine months ended September 30, 2018. The increase in prepaid expenses and other assets resulted from our increased spending due to the growth of our business and the timing of software subscription renewals. The increase in deferred commissions was due to the increase in the number of customers and the amounts we billed for our products and services during the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, operating activities used $12.4 million of cash, primarily resulting from our net loss of $38.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $14.3 million and non-cash charges of $11.6 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $23.7 million increase in deferred revenue and a $1.1 million increase in accounts payable, partially offset by a $2.5 million increase in accounts receivable, a $1.7 million decrease in accrued expenses, a $4.1 million increase in deferred commissions and a $1.9 million increase in prepaid expenses and other assets. The increase in deferred revenue was due to amounts we billed during the nine months ended September 30, 2017. The increase in accounts payable was due to the growth of our business and the timing of payments. The increase in accounts receivable was due to the timing of billings and cash collections.The decrease in accrued expenses was primarily due to the payment of the 2016 bonus amount during the first quarter of 2017. The increase in deferred commissions was due to the increase in the number of customers and the amounts we billed for our products and services during the nine months ended September 30, 2017. The increase in prepaid expenses and other assets resulted from our increased spending due to the growth of the business and the timing of software subscription renewals.

Investing Activities

During the nine months ended September 30, 2018, investing activities used $101.8 million of cash, consisting of purchases of short-term investments of $94.6 million, purchases of property and equipment of $5.4 million and capitalization of internal-use software costs of $1.9 million. The purchases of property and equipment in 2018 were primarily computer equipment and were related to the growth of our headcount and the general expansion of our business.

During the nine months ended September 30, 2017, investing activities used $4.9 million of cash, consisting of purchases of property and equipment of $4.2 million and capitalization of internal-use software costs of $0.7 million. The purchases of property and equipment in 2017 were primarily related to the growth of our headcount and the general expansion of the business.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $162.9 million of cash, primarily resulting from proceeds of $159.6 million from the IPO, net of underwriters’ discounts and commissions and after deducting offering costs of $2.9 million paid during the nine months ended September 30, 2018, and $3.3 million from the exercise of stock options.

During the nine months ended September 30, 2017, financing activities used $3.2 million of cash, primarily driven by repayment of line of credit of $5.5 million partially offset by proceeds of $2.3 million from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the three months ended September 30, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our final prospectus for our IPO dated as of May 4, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. See Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of May 4, 2018 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. See Note 2 and Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Concentration Risk

See Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on concentration risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, commercial paper and money market funds. Our short-term investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

We have incurred net losses in each year since inception, including net losses of $17.6 million in the three months ended September 30, 2018 and $13.6 million for the same period in 2017. As of September 30, 2018, we had an accumulated deficit of $519.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Our revenue grew from $116.1 million in the nine months ended September 30, 2017 to $152.8 million for the same period in 2018, representing a 32% annual growth rate. Although we have experienced rapid growth historically and currently have high customer retention rates, we may not continue to grow as rapidly in the future and our customer retention rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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

In addition to our direct sales force, we rely on our channel partners to sell our products. A majority of our revenue is generated by our channel partners, including managed service security providers, incident response firms and value added resellers. In addition, in the nine months ended September 30, 2018, 79% of our new and add-on business was closed in collaboration with our channel partners. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy.

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

We have a limited history of marketing, selling and supporting our products internationally. For both the three and nine months ended September 30, 2018, we generated approximately 17% of our revenue from customers located outside of the U.S. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the U.S., particularly in Europe and Asia. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us to include non-standard terms in customer contracts. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment or performance obligations, our results of operations may be adversely impacted.

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

Our reporting currency is the U.S. dollar, and we generate a substantial majority of our revenue and expenses in U.S. dollars. For both the three and nine months ended September 30, 2018, approximately 6% of our revenue was generated in foreign currencies from customers located outside of the U.S. Additionally, for the three and nine months ended September 30, 2018, we incurred approximately 9% and 8%, respectively, of our expenses outside of the U.S. in foreign currencies, primarily the British pound, principally with respect to salaries and related personnel expenses associated with our sales operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Accordingly, as we continue with our anticipated international expansion, changes in exchange rates may have an increasingly adverse effect on our business, operating results and financial condition. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

We have approximately 20 U.S. patents and patent applications relating to our products. We cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Carbon Black,””Cb Collective Defense Cloud,” “Arm Your Endpoints” and “Bit9” names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries, including “Cb Predictive Security Cloud” and “Cb LiveOps”; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available.

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

Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, some of whom have substantially more resources and have been developing relevant technologies for much longer than us, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. For example, in April 2018, we agreed to pay $3.9 million pursuant to a settlement agreement with a non-practicing entity that claimed we infringed upon certain patents held by such entity. See Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

CARBON BLACK, INC.

Date: October 25, 2018	By:	/s/ Patrick Morley
Patrick Morley
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 25, 2018	By:	/s/ Mark P. Sullivan
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)