Form 10-K
period 2018-12-31
Carbon Black, Inc.
filed 2019-03-08
CIK 1366527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001‑38478

CARBON BLACK, INC.

(Exact name of registrant as specified in its charter)

Delaware	55‑0810166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Winter Street Boston, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 393‑7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2018, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $26.00 per share of the registrant’s common stock as reported on The NASDAQ Global Select Market on June 30, 2018, was approximately $1,154,962,250. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of registrant’s common stock outstanding as of March 5, 2019 was 70,785,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K are incorporated by reference in Part III of this Annual Report on Form 10‑K. Except with respect to information specifically incorporate by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CARBON BLACK, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our financial outlook and market positioning. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "will," "would," or the negative of these words or other similar terms or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
•

our ability to stay abreast of new or modified laws and regulations faced by our customers and that currently apply or become applicable to our business both in the United States and internationally, including laws and regulations related to export compliance; and

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" elsewhere in this Annual Report on Form 10‑K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10‑K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10‑K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10‑K to reflect events or circumstances after the date of this Annual Report on Form 10‑K or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “Carbon Black,” “we,” “us,” and “our” refer to Carbon Black, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I.

Item 1. Business

Overview

Carbon Black is a leading, global provider of cloud-delivered, next-generation endpoint security solutions. As an innovator in the Endpoint Protection Platform (EPP) market, our technology enables customers to address the complete endpoint security lifecycle and stay ahead of advanced cyberattacks.

Our big data and analytics platform, the CB Predictive Security Cloud (PSC), consolidates endpoint security and IT operations into an extensible cloud platform that prevents advanced threats, provides actionable insight and enables businesses of all sizes to simplify operations. By analyzing billions of security events per day across the globe, Carbon Black has key insights into attackers’ behavior patterns, enabling customers to detect, respond to and prevent emerging attacks.

We believe the depth, breadth and real-time nature of our unfiltered endpoint data, combined with the analytic power of our Predictive Security Cloud platform, provides customers with world-class security efficacy and operational efficiency.

Organizations globally are re-platforming their IT operations by investing in cloud computing and workforce mobility, which has resulted in enterprise environments that are more open, interconnected, and vulnerable to cyber attacks. Today, an increasingly mobile workforce and the explosion of enterprise data and applications in the cloud have expanded the attack surface beyond the traditional network perimeter. In response, attackers have adapted their methods and tools to directly target the endpoint. In short, the endpoint is the new perimeter.

Endpoints are the primary focus of attacks because they store valuable data that attackers seek to steal; perform critical operations that attackers seek to disrupt; and are the interface where attackers can target humans through email, social engineering and other tactics. Endpoints are the physical and virtual locations where sensitive data resides and include desktops, laptops, servers, virtual machines, cloud workloads (services running on cloud servers), containers, fixed‑function devices such as ATMs, point of sale systems, and control and data systems for power plants and other industrial assets.

Our approach to solving these endpoint security challenges focuses on leveraging our big data and our security analytics platform in the cloud (the CB Predictive Security Cloud) to better detect and prevent the behaviors and specific techniques used by attackers. Based on our experience and investment in next‑generation solutions designed to address the full endpoint security lifecycle, we have developed a highly differentiated technology approach with four main pillars:

1.   Unfiltered data collection: Our technology uniquely collects complete, “unfiltered” endpoint data by continuously recording endpoint activity and centrally storing the collected data for advanced analytics. Other vendors take a “filtered” approach whereby a subset of data is captured at select points in time. Unfiltered data is more comprehensive, provides greater visibility and we believe offers more effective security capabilities.

2.   Proprietary data shaping technology: Our unfiltered data approach required us to overcome several difficult technical challenges, which we refer to as the “edge-to-cloud data pipeline problem.” These challenges centered on how to reliably collect and cost effectively analyze and store massive amounts of data from edge devices (i.e., endpoints) in the cloud. To address those challenges, we have developed proprietary data shaping technology that smooths bursts of endpoint data activity; optimizes bandwidth demands to move massive amounts of endpoint data; compresses data at a high ratio to reduce the cost of storing massive amounts of data; and leverages a graph‑like custom model for endpoint data that allows analysis of the data in multiple ways for multiple use cases.

3.   Streaming analytics: We analyze endpoint data at massive scale by leveraging event stream processing technology, which evaluates and classifies a continuously updated stream of events based on their risk level.

4.   Extensible and open architecture: Our open architecture is designed to integrate with leading security technologies and IT products used by our customers. Moreover, endpoint data is the fuel that powers multiple security products across an organization’s security stack. Our open architecture, when combined with the value of our data, positions our Predictive Security Cloud platform to serve as the hub of security activity in a customer’s IT organization and enables deep customer relationships.

We have a strong heritage of innovative technology leadership in multiple Endpoint Protection Platform (EPP) categories, including: application control, endpoint detection and response, or EDR, and next‑generation antivirus, or NGAV. Our flagship solutions are technology leaders in each of these categories, and we are integrating each with the CB Predictive Security Cloud. Unlike legacy security products that install an agent and collect data specific to its domain or use case, our cloud platform  provides a single sensor that that can collect unfiltered endpoint data both continuously and on-demand to address the entire endpoint security lifecycle, which today is addressed by multiple point products. We believe that we are well positioned to capture a significant share of the endpoint security market.

Our customers include many of the world’s largest, security‑focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as small-to-mid‑sized organizations. We serve more than

5,000 customers globally across multiple industries, including 34 of the Fortune 100. Our solutions address the needs of a diverse range of customers. More than 100 security companies leverage our open application program interfaces, or APIs, to enable additional capabilities and intelligence using the unfiltered endpoint data we provide.

We primarily sell our products through a channel go‑to‑market model, which significantly extends our global market reach and ability to scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value‑added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms.

Our MSSP and IR partners both use and recommend our products to their clients. In the year ended December 31, 2018, 80% of our new and add‑on business was closed in collaboration with a channel partner.

Industry Background

Cyber security is critical to organizations as they face an increasingly hostile threat environment with a growing number of cyber adversaries launching stealthy, sophisticated and targeted attacks. The following major trends are driving strong and growing demand for our products:

Endpoints are the new front line in the cyber war, and organizations are shifting their defenses as a result

The attack surface is expanding

Workforce mobility is increasing the number of connected devices that operate outside the traditional corporate network perimeter, expanding the potential “attack surface.” Moreover, enterprises are increasing their use of public clouds for a broad range of services. As a result, enterprises’ critical data and operations have increasingly shifted outside of their traditional network defenses, and the importance of protecting their endpoint devices has become paramount.

Endpoints are the primary target of cyber attacks

Endpoint devices are the primary targets of attacks because these devices store valuable data and intellectual property such as authentication credentials (e.g., usernames, account IDs, passwords), personal information (e.g., Social Security numbers, health records), financial data (e.g., credit card account data), digital assets (e.g., proprietary software code, movies, blueprints, product plans) and trade secrets. Endpoints are also the interface where attackers can target humans through email, social engineering techniques (e.g., phishing), keylogging and other tactics.

Endpoint data is critical to an effective cyber security program

Effective security critically depends on having complete visibility into what is happening on each endpoint. Skilled attackers are now easily able to evade traditional, signature-based antivirus products and blend into the normal activity on a company's network or endpoints by leveraging known-good software to perform malicious actions. By collecting unfiltered data about the activities occurring on their endpoints, companies are able to combat these techniques, uncover advanced attacks, and more quickly remediate potential data breaches.

Organizations are shifting their defenses to focus on next‑generation endpoint security solutions

Because network‑centric security is no longer adequate and traditional, passive, prevention-only endpoint security technologies are ineffective against today’s advanced cyber attacks, organizations are increasingly shifting their security budgets toward next‑generation endpoint security solutions which provide a holistic and active security approach that is predicated on predicting, preventing, detecting and responding to today’s advanced cyber attacks. As organizations shift away from a prevention‑only approach, they increasingly require next‑generation technologies that rely on rich endpoint data as part of a more proactive approach to cyber security.

The cyber threat is large, sophisticated and growing and requires new and more advanced approaches to combat it

Cyber security is a board-level issue and a focal point for governments worldwide

In a recent study, Cybersecurity Ventures predicted that cybercrime will cost the world in excess of $6 trillion annually by 2021, up from $3 trillion in 2015. A single data breach, on average, costs the breached entity $3.86 million according to a 2018 study by the Ponemon Institute and IBM Security, or the Ponemon Study. The ongoing occurrence and devastating consequences of high profile cyber attacks have elevated cyber security to a top priority for executives.

The rise of ransomware has made every organization a potential target

In the past, cyber attackers tended to target entities that held commercially valuable data that could be stolen and used for financial gain, such as credit card data, authentication credentials and trade secrets. However, with the emergence and proliferation of ransomware in recent years, cyber attackers now target organizations regardless of type or size to extort money by holding computers and data hostage. According to a study conducted by Cybersecurity Ventures, global ransomware damages are now predicted to cost the world $11.5 billion in 2019, and $20 billion in 2021. In fact, according to the 2018 Verizon Data Breach Investigations Report, 76% of breaches were financially motivated and 58% of breach victims are categorized as small businesses.

Today’s attacks are stealthy, sophisticated and targeted

Today’s organizations face a complex threat landscape with a broad range of well-funded cyber attackers that include criminal syndicates, state-sponsored agents, international hacking collectives and nation states. Advanced attackers use techniques designed to circumvent traditional security approaches, including custom malware and zero-day attacks, social engineering through targeted spear phishing, polymorphic malware and infected USB keys. Advanced attackers are also evolving to remain undetected, using techniques such as lateral movement (using native operating system tools during attacks in an attempt to remain undetected), island hopping (targeting smaller organizations within the supply chain to ultimately attack a larger enterprise) and counter incident response to stay invisible.

Once an organization has been breached, attackers can move unseen for months or even years, exfiltrating a larger amount of data and intellectual property. The longer these invisible breaches remain undetected, the greater the costs and reputational damage they can cause. According to the Ponemon study, the mean time to identify a malicious or criminal cyber attack is 197 days and the mean time to contain such an attack, once identified, is an additional 69 days.

The shortage of security talent creates a need for next-generation solutions

The continuous growth in the number and sophistication of cyber attacks and the expansion of the attack surface is driving the need for more security professionals with deeper expertise. The number of security professionals has not kept pace with total demand. Cybersecurity Ventures predicts that there will be 3.5 million unfilled cybersecurity positions by 2021. Organizations are increasingly turning to next-generation solutions, advanced analytics and automation tools to empower their security professionals to increase their efficiency and focus on the highest value cyber security tasks.

Our Market Opportunity

We believe that our Predictive Security Cloud addresses a significant capability gap in the evolving Endpoint Protection Platform (EPP) landscape in which the endpoint is the new perimeter. Legacy endpoint products employ “scanning” technology to periodically scan and pull data from endpoints at various points in time in order to identify potential cyber threats. In contrast, our PSC platform enables organizations to improve the efficacy of, and reduce the overhead associated with, managing security systems and teams through the collection of continuous and unfiltered endpoint data. Our extensible cloud platform consolidates security and enables organizations to utilize unfiltered endpoint data and advanced analytics to better predict, prevent, detect, respond to and remediate cyber attacks when compared to traditional endpoint security solutions.

Our Platform and Solutions

Powered by the CB Predictive Security Cloud, our solutions provide best-in-class security by collecting and analyzing unfiltered data from the endpoint, where attacks and breaches are increasingly focused, and by integrating seamlessly with leading third-party security solutions.

Addressing the entire security lifecycle, our solutions are designed to predict, prevent, detect, respond to and remediate the maximum number of attacks for our customers, and to enable our customers to continuously improve their security posture by proactively detecting and responding to threats, and remediating potential vulnerabilities. Our solutions can be quickly deployed by customers to realize immediate benefits, are easily scaled and tailored to fit their needs, and allow our customers to consolidate multiple point solutions into a single, cloud-based platform.

Our customers use our products to:

•	Replace or augment legacy antivirus;
•	Prevent malware and fileless attacks that do not use malware;
•	Protect against malware;
•	Hunt down threats;
•	Respond to and remediate security incidents;
•	Lock down critical systems and applications;
•	Protect fixed-function devices;
•	Secure workloads and applications in virtualized and cloud environments;
•	Assess vulnerabilities and maintain IT hygiene practices;
•	Comply with regulatory mandates; and
•	Enhance other security products through our unfiltered endpoint data.

Benefits of Our Platform and Solutions

Decreased risk of breach by protecting against known and unknown endpoint attacks

By leveraging the benefits of unfiltered data, analytics and the cloud, we believe our solutions extend beyond legacy antivirus solutions to detect and stop the widest possible array of cyber attacks. These encompass both previously identified and novel attacks never seen before, including file-based attacks such as malware and ransomware, as well as more advanced fileless attacks, such as memory-based, PowerShell and script-based attacks. Our solutions apply a full spectrum of technologies including application whitelisting and advanced analytics techniques—such as behavioral analysis, reputation analysis, artificial intelligence and machine learning—to analyze attack patterns in the cloud using richer and more complete endpoint data than any other vendor. According to an MRG Effitas Ltd. efficacy assessment commissioned by us, CB Defense has a 100% prevention rate against known and unknown ransomware samples. We believe the increased security efficacy from the use of our solutions results in a decreased risk of breach for our customers.

Ability to identify root cause of attacks and quickly respond to security incidents

Modern cyber adversaries routinely exploit known and newly discovered vulnerabilities in their targets’ infrastructure and operations. As long as those vulnerabilities remain, adversaries have a potential path to reach their goal. Our next-generation detection and response capabilities enable organizations and incident responders to rapidly identify the root cause of an attack and the scope of compromise on the network, helping them remediate the attack and close gaps in their security posture to better protect against future attacks. The CB Predictive Security Cloud provides full visibility into potential threats, both proactively as well as retroactively after a threat is blocked or identified, providing complete details of what happened and what was impacted.

Security efficacy without blocking legitimate activity

Customers require security products that are highly effective in detecting and preventing attacks (i.e., that have a low rate of “false negatives”), while also minimizing the number of “false positive” alerts that interrupt legitimate end‑user activity. In order to achieve these dual requirements, we apply an approach that combines endpoint‑based prevention models that are optimized for low false positives, with cloud‑based detection algorithms that are optimized for low false negatives. As a result, we are able to deliver maximum endpoint security efficacy without blocking legitimate activity.

Automated remediation and threat containment

Using the unfiltered continuously collected data from each endpoint where our solutions are deployed, our users can launch automated remediation and threat containment actions, such as terminating processes, deleting files and isolating endpoints on the network. These automated capabilities enable organizations to respond to attacks as they happen and minimize the impact and cost of an attack.

Continuous enhancement by leveraging intelligence from across the security community

Our solutions allow organizations to continuously improve their security posture, benefiting from ongoing refinement of endpoint hardening and the latest threat intelligence. Our solutions unite the Carbon Black community of security experts, our network of partners and our internal threat research team, and deliver shared intelligence through the CB Predictive Security Cloud, which elevates the security expertise of each community member.

Seamless integration with other best‑of‑breed security solutions

Our next‑generation endpoint security solutions are designed to integrate seamlessly with other security technologies deployed in an organization’s IT environment. Our open architecture and API framework allows organizations to integrate our platform with other best‑of‑breed security solutions, such as network security and security information and event management, or SIEM, solutions, to provide a unified security strategy where data is shared across the environment. Our emphasis on open architecture and integration with partners at all layers of the security stack enhances an enterprise’s security posture, reduces incident response times and increases overall operational efficiency.

Increased security operations efficiency and less reliance on scarce security talent

Organizations are under pressure to drive greater efficiencies across their security operations, driven in part by a global shortage of trained security professionals. By providing customers with automated security solutions, streamlined workflow management and access to the collective expertise available on the CB Predictive Security Cloud, our solutions enable our customers to significantly improve the efficiency of their security operations and reduce their reliance on additional security professionals.

Greater ability to meet compliance requirements

Our solutions enable organizations to comply with numerous regulatory requirements for data collection, analysis, reporting, archival and retrieval, while also optimizing the overall enterprise cyber security posture. Our solutions allow our customers to consolidate compliance costs and help them comply with regulations such as the General Data Protection Regulation, or GDPR, the 2014 Framework for Improving Critical Infrastructure Cybersecurity, Health Insurance Portability and Accountability Act, PCI DSS, NERC‑CIP and the Sarbanes‑Oxley Act.

Ability to deploy endpoint security at any scale and grow and evolve their defenses

Carbon Black products are used by customers of all sizes, from small and medium sized businesses, or SMBs, to large global enterprises with hundreds of thousands of endpoint under protection. Carbon Black products are designed to deploy in minutes, with no adverse impact on end users or endpoint performance. Moreover, we have designed the CB Predictive Security Cloud to enable customers to easily grow and evolve their defenses. Customers can start by deploying whichever solutions best match their immediate needs and then extend and enhance their deployment over time.

Our Competitive Strengths

We believe a number of competitive advantages enable us to maintain and extend our leadership position, including:

Differentiated technology and intellectual property

Our predictive security approach continuously captures unfiltered endpoint activity for real‑time and retrospective analysis using our analytics technology that incorporates event stream processing, dynamic and static behavioral analysis, machine learning and reputation analysis and scoring. Our solutions provide a complete system of record, immediate root cause discovery and precise attack scope and impact assessment as well as an historical data set which organizations can continually analyze using newly discovered indicators and patterns of attacker behavior.

Extensible next‑generation security cloud platform

The CB Predictive Security Cloud Platform is designed to address a wide range of next‑generation security requirements and use cases by leveraging our unfiltered data to deliver a broad set of security offerings for customers of all types and sizes. The extensible architecture of our platform positions us to continue enhancing and expanding our offerings in order to address additional requirements and use cases, as customers’ needs evolve and as the landscape of cyber threats changes over time.

Powerful ecosystem based on unfiltered endpoint data and open platform

In the security ecosystem, endpoints yield the most valuable security data because they are the primary target of modern cyber attacks. Through a combination of our continuous recording that captures unfiltered endpoint data, along with our customer base of industry leaders that are among the world’s most heavily targeted organizations, we believe the endpoint data that we capture is considered the “gold standard” for the industry and is preferred by leading security vendors. Leveraging our open platform that integrates with our customers’ existing security architecture, we are well‑positioned to provide the core platform on which a growing ecosystem of partners can build complementary offerings.

Partnerships with leading incident response firms

We have established contractual relationships with more than 100 IR firms, including many industry leaders such as Kroll Inc. and Ernst & Young LLP. These firms engage with companies that have experienced a security incident and provide services to investigate the incident and remediate the situation. We provide our IR partners with our solutions at no charge, and we train and certify their personnel in using our software to support their IR engagements. We benefit from this arrangement because our IR partners recommend the use of our solutions to their client companies and refer them to us as prospective customers. In 2018, our IR partners leveraged our platform in more than 500 incident response engagements. We believe our IR partnerships are a significant competitive strength that extends our ability to build sales pipeline and acquire new customers.

Deep security DNA

Our management and technical leadership teams are comprised of cyber security leaders who have deep expertise from leading corporations and government organizations, such as the National Security Agency, the Department of Defense and the Central Intelligence Agency. Our extensive background in offensive and defensive cyber security positions us to respond to new threats and innovate products that protect against the most dangerous cyber attacks.

Our Growth Strategy

The key elements of our growth strategy include:

Drive new customer growth

We operate in a large, growing market that offers substantial opportunities to grow our customer base. We believe most organizations, regardless of industry, size or location, would benefit from our next‑generation endpoint security platform and solutions, as cyber attacks continue to evade legacy security defenses. We believe we have a significant opportunity to increase our global market penetration in terms of customer type, market segment and geography.

Expand the use of our solutions by our existing customer base

With more than 5,000 customers across industries and geographies, we believe we have a significant opportunity to sell additional Carbon Black solutions to our existing customers. Our sales organization includes a dedicated Customer Success Team, which focuses exclusively on customer engagement and education to drive loyalty and increased purchases. During 2018, we launched four new solutions on the CB Predictive Security Cloud Platform: CB ThreatSight, CB Defense for VMWare, CB LiveOps and CB ThreatHunter. We see significant opportunity to cross‑sell and upsell these products to existing customers.

Strengthen relationships with channel distributors and strategic partners

Our relationships with our channel partners are a significant strength for our company. We have established a formidable channel composed of more than 520 of the world’s leading MSSPs, IR firms, distributors and VARs. In the year ended December 31, 2018, 80% of our new and add‑on business was closed in collaboration with our channel partners. We plan to drive operating leverage and greater sales by continuing to expand our sales channel, particularly in international regions where we can benefit from the local expertise and existing relationships of these partners.

Grow our international business

In 2018, we generated approximately 17% of our revenue from customers located outside of the United States. We believe there is significant opportunity to grow our international business, and we have expanded our international operations to include Europe, the Middle East, Asia Pacific (primarily Japan) and Australia. We intend to continue our international expansion model of entering new markets through our channel partners and then incubating growth through field sales teams in select countries and inside sales teams based in regional hubs.

Continue to innovate and add new offerings to our PSC platform

We will continue to make investments in research and development to enhance our PSC platform and product functionality. Our extensible cloud platform allows us to develop new solutions rapidly and at low cost. In 2016 and 2017, we released major enhancements to the CB Predictive Security Cloud platform, including innovations in our streaming analytics technology and investments in our open architecture, to support a larger ecosystem of partners.

During 2018, we launched four new products on the CB Predictive Security Cloud Platform: CB ThreatSight, CB Defense for VMWare, CB LiveOps and CB ThreatHunter. Leveraging the CB Predictive Security Cloud Platform, we intend to build and deliver new offerings that enable us to expand beyond endpoint security to adjacent security markets. As we develop and deploy additional security offerings, we see significant additional opportunity to cross‑sell and upsell as customers benefit by addressing multiple security requirements through a single cloud platform.

Increase sales to the United States Federal government

We have a dedicated federal subsidiary and federal sales team, focused on selling our solutions to departments and agencies of the United States, or U.S., Federal government. We have established significant traction by winning major deals with various branches of the U.S. Federal government and we believe we are well positioned to increase sales to the U.S. Federal government.

Selectively pursue acquisitions of complementary businesses, technologies and assets

We believe we have established a successful track record of identifying, acquiring and integrating strategic businesses, technologies and assets, including our acquisitions of Carbon Black, Inc. in 2014, Objective Logistics Inc. and VisiTrend, Inc. in 2015 and Confer Technologies, Inc. in 2016. We will continue to seek opportunistic acquisitions that complement and expand the functionality of our products and services, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets.

CB Predictive Security Cloud Platform and Our Software Solutions

Powered by the CB Predictive Security Cloud Platform, our software solutions are designed to address a broad set of use cases and customer requirements, providing what we believe is the most complete next-generation security offering on the market. Our customers deploy our software solutions across physical and virtual endpoints, including servers, desktops, laptops, and fixed-function devices, to augment or replace traditional signature-based antivirus solutions on their endpoints.

The CB Predictive Security Cloud Platform is an open, multi-tenant, scalable, and extensible cloud-based platform. It provides a set of core platform capabilities—including endpoint data collection, streaming analytics, collective intelligence and open APIs—as well as a set of security services that leverage these core capabilities to power Carbon Black products: Unfiltered endpoint data collection; Proprietary data-shaping technology; Streaming analytics and collective intelligence; Extensible and open architecture.

Our software solutions include:

Cloud Solutions delivered from the CB Predictive Security Cloud platform utilizing a common endpoint sensor and unified console:

•	CB Defense, a leading NGAV and endpoint detection and response solution;
•	CB ThreatHunter, an advanced threat hunting and incident response solution delivering unfiltered visibility for top security operations centers (SOCs) and incident response (IR) teams;
•	CB LiveOps, a real-time security operations solution that enables organizations to query all endpoints and remediate issues in real time;

•	CB ThreatSight, a managed service for CB Defense customers, designed to monitor, prioritize, and analyze threats; and
•	CB Defense for VMware, an offering to protect applications running inside virtualized data centers.

On-premise and single-tenant cloud hosted software solutions:

•	CB Response, a market-leading solution for threat hunting and incident response, available either on-premise or cloud hosted by Carbon Black; and
•	CB Protection, a market-leading product for application control to lock down critical infrastructure available on-premise.

CB Defense.  CB Defense is a cloud-delivered solution that combines NGAV and endpoint detection and response, or EDR, capabilities. Built as a native offering on the CB Predictive Security Cloud platform, it is lightweight, fast to deploy, and easy to manage. CB Defense is designed to deliver the best endpoint security with the least amount of administrative effort, protecting against the full spectrum of modern cyber attacks, including the ability to detect and prevent both known and unknown attacks through the use of event stream processing technology. In addition, CB Defense provides a suite of response and remediation tools, including “Live Response,” which allows security personnel to perform remote live investigations, intervene in ongoing attacks and instantly remediate endpoint threats. Customers deploy CB Defense either to augment or replace legacy antivirus products. CB Defense leverages the powerful capabilities of the CB Predictive Security Cloud, applying our unique streaming analytics to unfiltered endpoint data in order to predict, detect, prevent, respond to and remediate cyber threats.

CB ThreatHunter. CB ThreatHunter is an advanced threat hunting and incident response solution delivering unfiltered visibility for top security operations centers and incident response teams. As the next generation of our market-leading technology, CB Response, CB ThreatHunter continuously records and stores every event that occurs on protected endpoints, allowing security professionals to proactively search for threats in real time, create watchlists and integrate additional threat intelligence feeds to customize threat detection, visualize every step of the attack, and remotely remediate endpoints. CB ThreatHunter provides immediate access to the complete picture of an attack at all times, which can reduce investigation time and empower teams to proactively hunt for threats, uncover suspicious behavior, disrupt active attacks, and address gaps in defenses before attackers can. CB ThreatHunter is delivered through the CB Predictive Security Cloud and uses the same lightweight sensor and cloud-based console as CB Defense, CB Defense for VMware, and CB LiveOps, allowing security teams to consolidate endpoint security in the cloud.

CB LiveOps.  CB LiveOps is a real-time security operations solution that enables organizations to query all endpoints in their environment and take action to promptly remediate issues. Using CB LiveOps, customers can directly query their endpoints on-demand to gain access to more than 1,500 unique security artifacts from their endpoints during vulnerability assessments, incident response, or compliance audits. CB LiveOps is built on the CB Predictive Security Cloud and closes the gap between security analysis and IT operations by giving administrators visibility into precise details about the current state of all endpoints, enabling them to make timely decisions to reduce risk.

CB ThreatSight.  CB ThreatSight solves the problems related to shortages of skilled security professionals, resources and data by providing subscription-based monitoring for CB Defense customers, validating and prioritizing alerts, uncovering new threats, and accelerating investigations with capabilities such as predictive root cause reporting. CB ThreatSight is staffed by threat experts who keep watch over the customer’s environment 24x7 and advise customers on security issues.

CB Defense for VMware.  Pre-integrated with VMware’s AppDefense, CB Defense for VMware is an offering jointly developed as part of our strategic partnership with VMware.  The integrated solution is designed to stop threats to applications inside the virtualized data center. VMware has more than 500,000 customers globally who use its products to operate virtualized data and is the infrastructure platform choice of 100% of the Fortune 500. Protecting assets from cyber attacks in these virtualized environments has specific requirements that are uniquely addressed by our joint solution. The solution combines the ability to lock down applications and infrastructure in a “least privilege” model; behavioral threat detection and prevention; and automated response, including the ability to suspend or quarantine a compromised virtual machine.

CB Response.  CB Response is a market-leading incident response and threat hunting solution designed for security operations center, or SOC, teams. CB Response continuously records and captures unfiltered endpoint data so that security professionals can hunt threats in real time and visualize the complete attack kill chain. It provides advanced tools enabling users to understand the current state of an endpoint, perform remote live investigations, intervene with ongoing attacks and instantly remediate endpoint threats. CB Response leverages the CB Predictive Security Cloud’s aggregated threat intelligence capability, for evidence of known threats and malicious patterns of behavior. In addition, we are able to apply new behavioral patterns and indicators to historical endpoint data to identify previously unknown attacks. Top SOC teams, IR firms and MSSPs have adopted CB Response as a core component of their detection and response capability stack. Customers that augment or replace legacy antivirus solutions with CB Response do so because those legacy solutions lack visibility and context, leaving customers blind to attacks. CB Response is available via MSSP or directly via on-premise deployment, virtual private cloud or public cloud.

CB Protection.  CB Protection is the market-leading application control solution, used by organizations to lock down servers and critical systems, prevent unwanted changes, and ensure continuous compliance with regulatory mandates. Leveraging the CB Predictive Security Cloud, CB Protection utilizes a combination of cloud reputation services, IT-based trust policies and multiple sources of threat intelligence to ensure that only trusted and approved software is allowed to execute on an organization’s critical systems and endpoints. IT, compliance, infrastructure and security teams use CB Protection to establish automated software execution controls and protection policies that safeguard corporate and customer data. CB Protection works with existing software distribution systems and reputation services to automate approval of trusted software and eliminate whitelist management. Customers often deploy CB Protection to replace ineffective legacy antivirus products. CB Protection is available through MSSPs or directly through on-premise or virtual private cloud deployment.

Our Technology

Our core technologies are purpose‑built to combat advanced threats and enable greater efficiency for security operations personnel. These technologies (several of which are patented or patent pending), which serve as the foundation for our Predictive Security Cloud and product offerings, are:

Unfiltered Data Collection. Our innovative approach to unfiltered endpoint data collection powers all of our capabilities. The granularity and fidelity of the data we collect enables more accurate and comprehensive endpoint protection across the entire security lifecycle.

Cloud‑based, Big Data Processing. Our unfiltered endpoint data approach, when aggregated across all of our customers in our cloud platform, results in big data at a massive volume, variety and velocity. To support our cutting‑edge cyber security use cases, we have built a proprietary system that allows us to collect, index, search and transform this data at low latency and cost while maintaining a level of flexibility that supports future expansion of capabilities.

Streaming Analytics Engine. Our detection and prevention engine leverages event stream processing technology to continuously analyze unfiltered endpoint data. It tracks the state of each potential attack and updates the associated risk as additional operations occur, such as the launching of additional processes, copying of files or creation of network connections. This stateful behavior detection uses advanced analytics techniques—such as behavioral analysis, reputation analysis, artificial intelligence and machine learning—and allows our system to identify complex, multi‑step attack patterns, whether they are file‑based or file‑less in origination, that evade traditional detection and prevention engines.

Zero Trust Prevention Engine. This “Zero Trust” approach is used to lock down servers and critical systems by enabling organizations to approve or deny various behaviors, on a policy basis, including registry changes, file system operations, script execution, device usage (such as USB keys) and memory manipulation. This empowers customers to allow or restrict individual applications entirely or limit their ability to perform particular actions. Examples include allowing web browsers to run, but restricting them from loading particular plugins or performing memory operations should those browsers become exploited. In addition, we have the capability to deny specific behaviors associated with malicious intent. This is a critical capability against attacks that leverage known-good software to perform malicious activities or zero‑day threats that are unknown by the entire security community and thus bypass traditional tools.

Extensible Detection. We have designed a syntax engine for patterns of attacker behavior that allows for easy sharing across customers and partners, easy ingesting of third‑party feeds and easy exporting into industry standard formats such as Structured Threat Information Expression and Trusted Automated Exchange of Indicator Information. These patterns are primarily sourced from four groups: (i) vendors and commercial providers who showcase common malicious patterns, (ii) expert users who share data with the CB Predictive Security Cloud via the CB User Exchange, our online community of security professionals across our customer and partner network, (iii) advanced analytics on our customer endpoint data provided by the CB Predictive Security Cloud and (iv) our in‑house threat intelligence team. This sharing system does not impact endpoint performance and allows alerts to be emailed, sent to SIEM systems, fed into our proprietary automation engine and sent to a correlation or orchestration engine that may exist in a customer’s environment.

Live Response. We provide proactive recovery, remediation and deep investigation capabilities during all stages of an incident. Our technology provides an incident responder with real‑time access to the suspected endpoints, regardless of location. From a central console, live response enables operational efficiency, including the uploading of additional forensics tools, downloading of more data, isolating of network access and terminating of malicious activity. Alternatively, these operations can be automated based on enterprise‑specific rules.

Open APIs. Our solutions provide organizations with an open platform for seamless integration and extensibility, improving the economics of security operations by enabling automation and reporting. Our open APIs also facilitate faster security response times by easily integrating endpoint data with third‑party security products such as firewalls, detonation tools and exploit mitigation tools, thereby multiplying the value of the customer’s existing security technology investments. Our APIs allow response personnel to both “pull in” capabilities from other security solutions and threat intelligence, as well as expose and “push out” the data captured by our software. As of December 31, 2018, more than 140 integrations with products from over 100 technology partners have been developed.

Reputation Scoring Engine. Our reputation scoring algorithm encompasses a comprehensive catalog of executables, drivers and patches found in commercial applications and software packages. Malware and other unauthorized software that affect Windows, Mac and Linux computers are also indexed. Our reputation scoring engine uses a number of data points, such as age, prevalence, size, source, publisher, community actions, and the relationship to other diagnosed patterns and files to provide our customers with an analysis of the likelihood that the file poses a threat. To ensure that relevant new data is included in our reputation scoring and is marked for dissemination, we have developed internal systems to update our dataset and analytics when new patches, operating system versions and malicious software are discovered.

Customers

Our customer base, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, has grown from approximately 3,700 customers as of December 31, 2017 to more than 5,000 as of December 31, 2018. We have experienced strong growth in the number of customers who use our cloud‑based solutions, from 49 customers in 2015 to nearly 3,000 customers in 2018.

Our customer base includes many leading Fortune 1000 companies, including 34 of the Fortune 100. Our solutions are used by organizations of various sizes and types including large and small businesses, universities, and government entities. Our solutions are also industry‑agnostic—our current customer base spans a broad range of industry verticals, including financial services, retail, technology, manufacturing, services, utilities, healthcare, oil and gas, education and government. Our revenue is not dependent on any single customer; however, sales to customers through the reseller agreement with Optiv Security, Inc. accounted for approximately 19%, 27%, and 31%, of our revenue in the years ended December 31, 2018, 2017 and 2016, respectively. See the section titled “Business—Our Partners—Channel Partners” for additional information about our reseller relationship with Optiv Security, Inc. and other channel partners.

Our Partners

Technology Partners

Our Carbon Black Integration Network, or CBIN, is a robust partner program designed to improve cybersecurity through collective defense and vendor interoperability. The CBIN is powered by our open APIs and the CB Predictive Security Cloud, providing a network of integrated solutions that help customers increase visibility, efficiency and speed across their security ecosystem. Open APIs enable partners and customers to custom-build their security stack with integrated solutions that amplify the benefits they’ve received from Carbon Black and other security solutions.

Siloed security solutions make it challenging to understand and react to attacks, and without endpoint data, other security tools lack the visibility and context required to prevent, detect and respond quickly and efficiently. By leveraging Carbon Black’s high-value unfiltered endpoint data through seamless, pre-built integrations, customers gain clarity into attack patterns, speeding investigation and analysis, leading to identification and remediation of more attacks.

More than 100 industry-leading security companies are members of our technology partner network, including analytics and SIEM solutions providers, network security providers, IT and security operations solutions providers, and threat intelligence providers. Together, we help customers strengthen their security postures, gain increased visibility into security events, and simplify operations while achieving end-to-end advanced threat protection across their environment.

Carbon Black is committed to open standards and open source: to demonstrate that commitment, we publish full API documentation on our Carbon Black Developer Network website and provide sample code for all our product APIs to our GitHub repository. Leveraging GitHub and the Carbon Black User Exchange, we foster an active community of customers who create and share their own efforts to drive automation and communication across the security stack.

Channel Partners

Our go‑to‑market strategy leverages channel partners, including MSSPs, IR firms and security‑focused VARs, to drive adoption of our products. These partners are an important driver of new business opportunities through their recommendations of our platform and direct sales referrals. In 2018, approximately half of our new customers originated from partner referrals.

Managed Security Service Providers.  MSSPs serve as trusted advisors to their customers, and provide an outsourced and managed security solution, including security hardware, security software and security operations. As the global shortage of security professionals continues to grow, we believe MSSPs will increasingly become a preferred solution for enterprises across industries, as they provide a level of security expertise and resources that organizations may not be able to procure and maintain on their own. We have entered into partnership agreements with more than 100 MSSP partners globally, including IBM, SecureWorks and Trustwave, who utilize our solutions in their delivery of their broader managed service offerings.

Incident Response Firms.  IR firms work with enterprise customers on compromise assessment and data breaches in order to respond to and mitigate the operational, financial and reputational risks associated with these events. Our IR partners utilize the CB Predictive Security Cloud to deploy a Carbon Black sensor into an enterprise environment to assist in their investigation and incident response service engagements. We have entered into partnership agreements with more than 100 IR firms including many of the industry leaders such as International Business Machines Corporation, Kroll Inc., Trustwave Holdings, Deloitte Touche Tohmatsu Limited, Grant Thornton LLP, Ankura Consulting Group, Optiv Security, Inc., Rapid7, Inc., and Ernst & Young LLP. To date, we have trained more than 3,000 partner personnel on our solution. Our IR partners serve as a powerful lead engine for new customers as they demonstrate the effectiveness and value of our solutions during the course of their investigation and remediation engagements.

VARs and Distribution.  Our channel strategy also extends our reach by utilizing leading distributors and security-focused VARs, as well as a wide range of traditional software resellers on a global level. To date, we have partnerships with more than 500 leading security-focused VARs, such as Optiv Security, Inc., CDW Corporation, Dimension Data

Holding Plc and SHI International, and global distributors, such as Arrow Electronics, Inc. Optiv Security, Inc., one of our channel partners, accounted for approximately 19%, 27%, and 31% of our revenue in the years ended December 31, 2018, 2017 and 2016 respectively.

Sales and Marketing

Sales

We sell our products through a channel sales model that leverages various partners, including security‑focused VARs, distributors, MSSPs and IR firms. By utilizing a channel model, we are able to generate increased volumes of sales leads, expand our geographic sales reach to key markets such as Europe, the Middle East, Africa and Asia‑Pacific and sell to customers that prefer to outsource some or all of their security needs to MSSPs. Our sales team collaborates with our channel partners to identify new sales prospects, renew expiring contracts and sell additional products and services to existing customers. Our sales team works closely with our end‑user customer prospects at every stage of the sales cycle, regardless of whether the prospect is sourced directly or indirectly. This approach allows us to leverage the benefits of the channel while also building long‑term, trusted relationships with our customers. In the year ended December 31, 2018, 80% of our new and add‑on business was closed in collaboration with our channel partners.

Our sales team is organized by customer segment. Larger, enterprise customers (greater than 5,000 employees) are addressed through a field sales organization and we use an inside sales force to sell to SMBs (less than 500 employees) and corporate (500‑5,000 employees) markets. We have a Customer Success Team that focuses exclusively on customer value and education to drive retention and increased sales of our solutions. Our sales representatives are supported by sales engineers with deep technical domain expertise. Our sales engineers act as the liaison between customers and our marketing and product development organizations. Our sales organization includes a dedicated channel team that is responsible for monitoring the effectiveness of our existing channel partners, including VARs, distributors, MSSPs and IR firms, and for sourcing and qualifying new channel partners.

Our sales cycle varies by industry and size of company, but can often last multiple months. However, some deals close in only a few weeks due to the shorter time required to provide a product demonstration rather than perform a full “proof of concept.” In addition, organizations that have experienced security breaches typically have shorter sales cycles due to the relative urgency to implement our products to remediate breaches and prevent future attacks.

Marketing

Our marketing is focused on building our brand reputation, increasing market awareness of our PSC platform, driving customer demand and a strong sales pipeline and collaborating with our channel partners around the globe. We use a data science driven, multi‑channel approach to deliver thought leadership in security, to drive interest in our platform and to generate leads and opportunities for our sales organization.

We engage with our customers, our partners and our greater community to promote education and awareness of the threat landscape and to promote effective and expanded use of our software within our community. We work with our own security experts and researchers, as well as the broader security community, to share important information about vulnerabilities and threats. We share that information through the CB User Exchange, our active online community, our public website, social media and traditional public relations. In addition, we attend and host regional and national events to engage both customers and prospects, deliver product training and foster community collaboration.

Our marketing team consists primarily of corporate marketing, product marketing, channel marketing, field marketing, account and lead development, operations and corporate communications. Marketing activities include demand generation, advertising, managing our corporate website and partner portal, attending trade shows and conferences, press and analyst relations and increasing customer awareness.

Research and Development

Our research and development organization works to plan, build, deliver and maintain our current multi‑product offerings across our customer base while driving innovation with new enhancements, features, and products. We consider our innovative approach to product development to be an asset to our business. We believe our investments in products, our R&D talent and our security community are vital to furthering our leadership and competitive advantage in the security space.

Our engineers, product managers, designers and threat researchers have an extensive reach into the security and cloud platform communities, among both practitioners and developers. We work closely with our customers to continuously develop new functionality while enhancing and maintaining our existing solutions. We utilize agile software development techniques, in combination with a cloud‑based delivery model, which allows us to deliver enhanced software features across our customer base on a frequent basis. Through our agile product development process, our delivery teams are kept closely aligned with customer needs while maintaining flexibility to react to changing market demands. Research and development expense was $64.6 million, $52.0 million, and $36.5 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

Competition

We operate in the highly competitive cyber security market that is characterized by constant technological innovation, shifting customer requirements and fragmented approaches. The state of our market and the pace of innovation are highly correlated to the ever evolving and equally competitive threat landscape.

Within the endpoint security market, we observe the following four general categories of competitors:

•

Large incumbent security providers who provide a very broad range of approaches and solutions with traditional approaches, such as antivirus protection, that appeal to the mass market, such as McAfee, Inc. and Symantec Corporation.

•

Niche security providers who offer point solutions that generally focus on one or more advanced security problems involving detection and response, such as CrowdStrike, Inc., or involving malware prevention, such as Cylance, Inc. (BlackBerry Limited closed its acquisition of Cylance in February 2019.) Additionally, some providers, such as Tanium, Inc., offer solutions generally focused on areas that could be related to security, such as endpoint management.

•

Large network security providers who are pushing past their core competencies into the next-generation endpoint security market through acquisitions and by leveraging their existing footprint to gain distribution, such as Cisco Systems, Inc., Palo Alto Networks, Inc. and FireEye, Inc.

•

We see an emerging category centered around operating system vendors, in particular Microsoft Corporation. Operating system vendors are investing in security solutions to provide their users with a safer operating environment and this category is starting to gain credibility and mindshare among target customers.

As the market for next-generation endpoint security grows and IT budgets are either created or expanded to support the procurement of advanced threat protection solutions, we believe the cyber security space will attract more highly specialized niche vendors as well as larger providers with the ability to acquire additional capabilities and market their products more effectively on a global scale. The dimensions of competition include, but are not limited to:

•	ability to consolidate multiple security products into a single platform;
•	completeness and efficacy of capabilities specifically as they relate to the security operations lifecycle;
•	ease of administration and impact of the solution on end users;
•	flexibility of deployment models and fit between the security approach and the customer’s culture;
•	exposure of root cause and the ability of the solution to improve security posture over time;
•	ability to integrate into existing security stacks and scalability to support all sizes of customers;
•	audit and compliance controls and the corresponding reduction in security risk;
•	brand and quality of the overall customer interaction experience; and
•	total cost of ownership.

We believe we compete favorably on these factors due, in large part, to the features and functionality of our products, our open architecture, our broad community of security professionals and our deep security expertise.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures and employee non‑disclosure and invention assignment agreements to protect our intellectual property rights.

We have 23 U.S. patents and patent applications, and approximately 40 foreign counterpart patents and patent applications. We cannot be certain that any of our patent applications will result in the issuance of a patent or that the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to detect or prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on standard terms.

We have registered the “Carbon Black” name and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

We are the registered holder of a variety of domestic and international domain names that include www.carbonblack.com, as well as similar variations on those names.

We control access to and use of our proprietary software, technology and other proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, end customers and partners. Our software is protected by U.S. and international copyright laws and aspects of our software are also protected by patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or enforceable or may be limited in foreign countries.

If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.

Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes from time to time in the ordinary course of our business. Some of our competitors have many more patents than we do, and this asymmetry may provide them with an advantage over us in the event of a patent dispute. See “Risk Factors—Risks Related to Government Regulation, Data Collection, Intellectual Property and Litigation—Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.” and “Risk Factors—Risks Related to Government Regulation, Data Collection, Intellectual Property and Litigation—Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.”

Employees

As of December 31, 2018, we had 1,138 full‑time employees worldwide. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Corporate Information

We were incorporated in the State of Delaware in December 2002 as Bit 9, Inc. In April 2005, we changed our name to Bit9, Inc. In February 2014, Bit9, Inc. acquired Carbon Black, Inc., and in January 2016, we changed our name to Carbon Black, Inc. Our principal executive offices are located at 1100 Winter Street Waltham, Massachusetts 02451, and our telephone number is (617) 393‑7400. Our website address is www.carbonblack.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10‑K.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to these filings, are available free of charge from our investor relations website (https://investors.carbonblack.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or SEC, of any of these reports. The SEC maintains and Internet website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Carbon Black investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.carbonblack.com/), our investor relations website (https://investors.carbonblack.com/), our blogs (https://www.carbonblack.com/blog/), press releases, SEC filings, public conference calls, and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

The contents of any website referred to in this Annual Report on Form 10‑K are not intended to be incorporated into this Annual Report on Form 10‑K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10‑K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be adversely affected. In that event, the market price of our stock could decline, perhaps significantly.

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

We have incurred net losses in each year since inception, including net losses of $82.1 million in 2018 and $53.2 million in 2017. As of December 31, 2018, we had an accumulated deficit of $537.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Our revenue grew from $160.8 million in 2017 to $209.7 million in 2018, representing a 30% annual growth rate. Although we have experienced rapid growth historically and currently have high customer retention rates, we may not continue to grow as rapidly in the future and our customer retention rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

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

We recognize substantially all of our revenue ratably over the terms of our agreements with customers, which generally occur over a one- or three-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.

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

In addition to our direct sales force, we rely on our channel partners to sell our products. A majority of our revenue is generated by our channel partners, including managed service security providers, incident response firms and value added resellers. In addition, in 2018, 80% of our new and add-on business was closed in collaboration with our channel partners. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy.

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

We have experienced increased visibility as a public company, which could have the effect of attracting the attention of more cyber attackers than would otherwise target us. If our systems are breached, attackers could learn critical information about how our products operate to help protect our customers’ endpoints, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our platform occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

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

We have a limited history of marketing, selling and supporting our products internationally. In 2018, we generated approximately 17% of our revenue from customers located outside of the U.S. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the U.S., particularly in Europe and Asia. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us to include non-standard terms in customer contracts. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment or performance obligations, our results of operations may be adversely impacted.

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

•	the uncertainty of protection for intellectual property rights in some countries;
•	general economic and political conditions in these foreign markets, including political and economic instability in some countries;
•	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the U.S. and
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate.

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

In addition, AWS may terminate the agreement with us by providing two years’ prior written notice, and may terminate the agreement for cause with 30 days’ prior written notice, including any material breach of the agreement by us that we do not cure within the 30‑day cure period. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud offering for deployment on a different cloud infrastructure service provider, which may adversely affect our business, operating results and financial condition.

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

Our reporting currency is the U.S. dollar, and we generate a substantial majority of our revenue and expenses in U.S. dollars. In 2018, approximately 12% of our revenue was generated in foreign currencies from customers located outside of the U.S. Additionally, in 2018, we incurred approximately 8% of our expenses outside of the U.S. in foreign currencies, primarily the British pound, principally with respect to salaries and related personnel expenses associated with our sales operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Accordingly, as we continue with our anticipated international expansion, changes in exchange rates may have an increasingly adverse effect on our business, operating results and financial condition. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

We have 23 U.S. patents and patent applications relating to our products. We cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Carbon Black, ”CB Collective Defense Cloud,” “Arm Your Endpoints” and “Bit9” names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries, including “CB Predictive Security Cloud” and “CB LiveOps”; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available.

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

Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, some of whom have substantially more resources and have been developing relevant technologies for much longer than us, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. For example, in 2018 we paid $3.9 million pursuant to a settlement agreement with a non-practicing entity that claimed we infringed upon certain patents held by such entity. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10‑K.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $283.9 million and $193.0 million, respectively, which if not utilized will begin to expire in 2023 and 2019, respectively, and federal and state research and development tax credit carryforwards of $6.6 million and $2.9 million, respectively, which if not utilized will begin to expire in 2026 and 2021, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may lose some or all of your investment.

Since shares of our common stock were sold in our initial public offering in May 2018 at a price of $19.00 per share, our stock price has ranged from $35.00 to $11.80 through December 31, 2018. The market price of our common stock has been and may continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, including:

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

If securities or industry analysts do not continue to publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated bylaws will further provide that the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Waltham, Massachusetts. On December 19, 2018, the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court.  While the Delaware Supreme Court recently dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed after the Court of Chancery issues a final judgment.  Unless and until the Court of Chancery’s decision is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce our federal forum selection provision designating the District of Massachusetts as the exclusive forum for Securities Act claims.  In the event that the Delaware Supreme Court affirms the Court of Chancery’s decision or otherwise determines that federal forum selection provisions are invalid, our board of directors intends to amend promptly our amended and restated by-laws to remove our federal forum selection bylaw provision.  As a result of the Court of Chancery’s decision or a decision by the Delaware Supreme Court affirming the Court of Chancery’s decision, or if the federal forum selection provision is otherwise found inapplicable to, or unenforceable in respect of, one or more of the specified actions or proceedings, we may incur additional costs, which could have an adverse effect on our business, financial condition or results of operations. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.  The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 81,991 square feet of space for our corporate headquarters in Waltham, Massachusetts under a lease agreement that expires on April 30, 2022, unless sooner terminated or extended as provided in the lease. We maintain additional offices in Boulder, Colorado; Boston, Massachusetts; Southborough, Massachusetts; Hillsboro, Oregon; San Antonio, Texas; Australia; England; Japan; and Singapore. We also utilize third‑party data centers located in the Boston, Massachusetts area. We lease all of our facilities and do not own any real property.

We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading publicly on The Nasdaq Global Select Market, or Nasdaq, under the ticker symbol "CBLK" on May 4, 2018. Prior to that time, there was no public market for our common stock.

Holders of Record

As of December 31, 2018, we had 207 holders of record of our common stock reported on Nasdaq. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. We are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2018.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock between May 4, 2018, the date of our initial public offering, and December 31, 2018, with the cumulative return of (a) S&P 500 Index and NASDAQ-100 Technology Sector Index, over the same period. This graph assumes the investment of $100 on May 4, 2018 in our common stock, S&P 500 and NASDAQ-100 Technology Sector and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on May 4, 2018 of $23.94 per share as the initial value of our common stock and not the initial offering price to the public of $19.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market LLC, a financial data provider and source believed to be reliable. The NASDAQ Stock Market LLC is not responsible for any errors or omissions in such information

	5/4/2018	5/31/2018	6/30/2018	9/30/2018	12/31/2018
Carbon Black, Inc.	100.00	98.20	108.60	88.47	56.06
S&P 500	100.00	101.57	102.06	109.41	94.12
NASDAQ-100 Technology Sector	100.00	102.42	100.28	103.45	88.62

Recent Sales of Unregistered Equity Securities and Use of Proceeds

(a) Sale of Unregistered Equity Securities

Not applicable.

(b) Use of Proceeds from Public Offering of Common Stock

On May 3, 2018, the SEC declared our registration statement on Form S‑1 (File No. 333‑224196) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 4, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announce Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	3,453 shares of common stock	$0.22	3,453 shares of common stock	24,541 shares of common stock

Under the Confer Technologies, Inc. 2013 Stock Plan (the “Confer Plan”), certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. In January 2018, we repurchased 3,453 shares of our common stock resulting from the early exercise of unvested stock options under the Confer Plan at a price equal to the original option exercise price of $0.22 per share. During the year ended December 31, 2018 we made no other repurchases of our common stock.

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition

and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription, license and support	$198,508	$148,790	$101,824
Services	11,216	11,988	11,033
Total revenue	209,724	160,778	112,857
Cost of revenue:
Subscription, license and support(1)	33,937	24,217	11,296
Services(1)	11,829	11,421	9,743
Total cost of revenue	45,766	35,638	21,039
Gross profit	163,958	125,140	91,818
Operating expenses:
Sales and marketing(1)	140,283	103,339	77,770
Research and development(1)	64,627	52,047	36,493
General and administrative(1) (2)	33,609	22,337	23,289
Total operating expenses	238,519	177,723	137,552
Loss from operations	(74,561)	(52,583)	(45,734)
Interest income, net	2,039	32	(518)
Loss on extinguishment of debt	—	—	(161)
Change in fair value of warrant liability	(8,838)	(810)	11
Other income (expense), net	(874)	227	(498)
Loss before income taxes	(82,234)	(53,134)	(46,900)
Benefit from (provision for) income taxes	177	(78)	2,191
Net loss	(82,057)	(53,212)	(44,709)
Accretion of preferred stock to redemption value	(199,492)	(28,056)	(3,569)
Net loss attributable to common stockholders	$(281,549)	$(81,268)	$(48,278)
Net loss per share attributable to common stockholders—basic and diluted	$(5.82)	(7.83)	(5.87)
Weighted‑average common shares outstanding—basic and diluted	48,372,897	10,382,701	8,230,338

(1)	The following table summarizes the classification of stock‑based compensation expense in our consolidated statements of operations:
(2)

General and administrative expense for 2018 includes $3.9 million paid in connection with the settlement of a legal matter. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of subscription, license and support revenue	$600	$403	$184
Cost of services revenue	302	227	219
Sales and marketing expense	5,471	3,310	2,501
Research and development expense	3,170	2,506	2,035
General and administrative expense	4,033	2,510	2,417
Total stock‑based compensation expense	$13,576	$8,956	$7,356

	As of December 31,
	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,868	$36,073
Working capital (deficit)(1)	65,952	(39,922)
Total assets	407,737	271,561
Deferred revenue	192,893	168,700
Warrant liability	—	2,766
Redeemable convertible and convertible preferred stock	—	333,204
Total stockholders' equity (deficit)	185,554	(260,079)

(1)	We define working capital (deficit) as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10‑K.

Overview

Carbon Black is a leading, global provider of cloud-delivered, next-generation endpoint security solutions. As an innovator in the Endpoint Protection Platform (EPP) market, our technology enables customers to address the complete endpoint security lifecycle and stay ahead of advanced cyberattacks.

Our big data and analytics platform, the CB Predictive Security Cloud (PSC), consolidates endpoint security and IT operations into an extensible cloud platform that prevents advanced threats, provides actionable insight and enables businesses of all sizes to simplify operations. By analyzing billions of security events per day across the globe, Carbon Black has key insights into attackers’ behavior patterns, enabling customers to detect, respond to and prevent emerging attacks.

We believe the depth, breadth and real-time nature of our unfiltered endpoint data, combined with the analytic power of our Predictive Security Cloud platform, provides customers with world-class security efficacy and operational efficiency.

Organizations globally are re-platforming their IT operations by investing in cloud computing and workforce mobility, which has resulted in enterprise environments that are more open, interconnected, and vulnerable to cyber attacks. Today, an increasingly mobile workforce and the explosion of enterprise data and applications in the cloud have expanded the attack surface beyond the traditional network perimeter. In response, attackers have adapted their methods and tools to directly target the endpoint. In short, the endpoint is the new perimeter.

Endpoints are the primary focus of attacks because they store valuable data that attackers seek to steal; perform critical operations that attackers seek to disrupt; and are the interface where attackers can target humans through email, social engineering and other tactics. Endpoints are the physical and virtual locations where sensitive data resides and include desktops, laptops, servers, virtual machines, cloud workloads (services running on cloud servers), containers, fixed‑function devices such as ATMs, point of sale systems, and control and data systems for power plants and other industrial assets.

Our approach to solving these endpoint security challenges focuses on leveraging our big data and our security analytics platform in the cloud (the CB Predictive Security Cloud) to better detect and prevent the behaviors and specific techniques used by attackers. Based on our experience and investment in next‑generation solutions designed to address the full endpoint security lifecycle, we have developed a highly differentiated technology approach with four main pillars: (1) unfiltered data collection, (2) proprietary data shaping technology, (3) streaming analytics, and (4) extensible open architecture.

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

In more recent periods, we have focused on satisfying the increasing demand for cloud‑based software from our customers and prospects and intend to continue to expand our cloud‑based product offerings. In August 2015, we released a cloud‑based version of CB Response to our customers under a software‑as‑a‑service, or SaaS, model. In June 2016, we acquired Confer Technologies, Inc., or Confer, whose solution is currently sold to customers as CB Defense. The acquisition of Confer was an important event for us as it added key capabilities in the areas of cloud‑based, multi‑tenant, big‑data processing and streaming detection and prevention. With this acquisition, we also entered the next‑generation antivirus market. The technology that we acquired in this acquisition is foundational to our predictive security cloud platform, which is designed to address the full endpoint security lifecycle, and to our strategy. For more information regarding the Confer acquisition, see Note 3 to our consolidated financial statements at the end of this Annual Report on Form 10-K. The percentage of our total revenue generated by sales of our cloud‑based solutions was 29% in 2018, 16% in 2017 and 6% in 2016. We have experienced growth in the number of customers who purchase our cloud‑based solutions, with 2,851 customers in 2018, up from 1,605 customers in 2017, and 398 customers in 2016.

A substantial majority of our customers purchase our solutions under a subscription license. Our subscription licenses include: access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud; ongoing support, which provides our customers with telephone and web‑based support, bug fixes and repairs; and software updates on a when‑and‑if‑available basis. Additionally, a substantial amount of those customers who purchase licenses on a perpetual basis also purchase an agreement for access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud. Subscription (i.e. term-based) revenue is recognized on a ratable basis over the contract term beginning on the date the software is delivered to the customer. Revenue for cloud-based subscriptions is recognized on a ratable basis over the term of the subscription beginning on the date the customer is given access to the platform. Maintenance services and customer support revenue related to subscription licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from the infrequent sales of perpetual software licenses is recognized ratably over the customer’s estimated economic life, which we have estimated to be five years, beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to perpetual licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from perpetual licenses represented less than 5% of our $198.5 million of subscription, license and support revenue in 2018. Due to our revenue recognition model, all of our subscription, license and support revenue is recognized on a ratable basis, providing us with strong visibility into future revenue.

We primarily sell our products through a channel partner go‑to‑market model, which significantly extends our global market reach and ability to rapidly scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value‑added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms. Our MSSP and IR firm channel partners both use and recommend our products to their clients. We have established significant relationships with leading channel partners, including Optiv Security, Inc., a leading VAR and MSSP; CDW Corporation, one of the world’s largest software VARs; Arrow Electronics, Inc., a major global distributor; SecureWorks, Inc., a leading MSSP; and Kroll, a leading IR firm. For the three months and year ended December 31, 2018, 83% and 80%, respectively, of our new and add‑on business was closed in collaboration with a channel partner. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy. When we transact with a channel partner, our contractual arrangement is with the channel partner and not with the end‑use customer. However, whether we receive the order from a channel partner or directly from an end‑use customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

Our sales team works closely with our end‑use customer prospects at every stage of the sales cycle regardless of whether the prospect is sourced directly or indirectly—from initial information meetings through the implementation of our products with our end‑use customers. We believe this coordinated approach to sales allows us to leverage the benefits of channel partners as well as maintain face‑to‑face connectivity and build long‑term, trusted relationships with our customers.

Our customers include many of the world’s largest, security‑focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as mid‑sized organizations. As of December 31, 2018, we serve over 5,000 customers globally across multiple industries, including 34 of the Fortune 100.

We have experienced revenue growth, with revenue increasing to $209.7 million in 2018, up from $160.8 million in 2017, and $112.9 million in 2016. This represents a 36% compound annual growth rate over the same period. We have a subscription‑based revenue model that provides visibility into future revenue. Recurring revenue, a non-GAAP financial measure, represented 92%, 89% and 84% of our total revenue in 2018, 2017 and 2016, respectively. Annual recurring revenue, or ARR, was $217.0 million, $174.2 million and $124.2 million as of December 31, 2018, 2017 and 2016, respectively. We define ARR, a non-GAAP financial measure, as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services. The portion of ARR related to our cloud‑based subscription contracts was $81.3 million, $46.0 million, and $15.1 million as of December 31, 2018, 2017 and 2016, respectively. The percentage of our total recurring revenue generated by sales of our cloud‑based solutions was 31%, 18%, and 7% in 2018, 2017 and 2016, respectively. We incurred net losses of $82.1 million, $53.2 million, and $44.7 million in 2018, 2017, and 2016, respectively, as we continued to invest for growth to address the large market opportunity for our platform.

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

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606 on a full retrospective basis as discussed in detail in Note 2 to our unaudited consolidated financial statements. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with ASC 606.

We believe that the growth of our business and our operating results will be dependent upon many factors, including our ability to capitalize on the market shift from legacy prevention offerings to next‑generation endpoint security solutions, our success in growing our customer base and expanding deployments of our platform within existing customers, our ability to enhance our platform and product offerings, and our focus on maintaining strong retention rates. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

We have experienced rapid growth and increased demand for our products over the last few years. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from legacy antivirus products, established network security products and point solutions provided by smaller security providers. We must also effectively hire, retain, train and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results and prospects could be adversely affected. Our marketing is focused on building our brand reputation, increasing market awareness of our platform, driving customer demand and a strong sales pipeline, and collaborating with our channel partners around the globe.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, primarily driven by the following factors:

Market Adoption.     We believe our future success will depend, in large part, on the market for next‑generation endpoint security. Because network‑centric security is no longer adequate, organizations must focus on securing the endpoint. However, while organizations have made significant investments in upgrading to advanced network security solutions, the majority of endpoint security technology in use today relies on multiple agents and uses ineffective, traditional signature‑based antivirus software. As a result, organizations are increasingly shifting their security budgets toward next‑generation endpoint security solutions. We believe that we are well positioned as a market leader to capitalize on this investment cycle and that our ability to address the full lifecycle of a cyber attack will help to drive our market adoption. Additionally, the number of security professionals has not kept pace with total demand. As the number of threats multiplies, legacy solutions either miss threats or produce more alerts than security teams are able to process and investigate. Organizations are increasingly turning to next‑generation solutions, advanced analytics and automation tools to empower their security professionals to increase their efficiency and focus on the highest value cyber security tasks, thereby reducing the need for additional security headcount. Organizations are also addressing the talent gap by relying more on security‑focused VARs and trusted partners to augment their internal teams of security experts.

Add New Customers.     Our ability to add new customers is a key indicator of our increasing market adoption and future revenue potential. Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 5,025 in 2018, up from 3,739 in 2017, and 2,516 in 2016, representing year‑over‑year increases of 34% in 2018 and 49% in 2017. We expect this trend to continue in future periods as we focus on adding new customers and renewing existing customers through our channel partners. We are focused on continuing to grow our customer base. We have continuously enhanced our endpoint security platform and product offerings, and we have expanded both our domestic and international sales force to drive new customer acquisition. However, our ability to continue to grow our customer base is dependent on a number of factors, including our ability to compete within the increasingly competitive markets in which we participate.

Maintain Strong Retention Rates.     An important component of our revenue growth strategy is to have our existing customers renew their agreements with us. To assess our performance against this objective, we monitor the retention rate of our existing customers. We calculate retention rate by comparing the annual recurring subscription and support revenue from our customers at the beginning of a measurement period to the annual recurring subscription and support revenue from those same customers at the end of a measurement period. We divide the ending annual recurring revenue by the beginning annual recurring revenue to arrive at our retention rate metric. We exclude the impact of any add‑on purchases from these customers during the measurement period; accordingly, our retention rate cannot exceed 100%. In addition, the metric reflects the loss of customers who elected not to renew contracts expiring during the measurement period. Our retention rate was 87% in 2018, 93% in 2017, and 92% in 2016.

Increase Sales to Existing Customers.     Our current customer base provides us with a significant opportunity to drive incremental sales. Our extensible platform allows us to develop new solutions rapidly and at lower cost over time. As we develop and deploy additional security offerings on the CB Predictive Security Cloud platform, we see significant additional opportunity to cross‑sell as customers benefit by addressing multiple security requirements through a single platform. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our solutions, our ability to develop new products, pricing, economic conditions or overall reductions in our customers’ spending levels.

Invest in Growth.    We will continue to focus on long‑term revenue growth. We believe that our market opportunity is large and we will continue to invest significantly in research and development to enhance our technology platform and product functionality. We also expect to continue to invest in sales and marketing to grow our customer base, both domestically and internationally. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies and assets that complement and expand the functionality of our products and services, expand the functionality of our solutions, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets.

Key Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	Year Ended December 31,
(In thousands, except percentages)	2018	2017	2016
Billings	$233,917	$212,795	$144,027
Year-over-year growth	10%	48%	46%
Short-term billings	$232,081	$193,688	$141,865
Year-over-year growth	20%	37%	52%
Total revenue	$209,724	$160,778	$112,857
Year-over-year growth	30%	42%	60%
Recurring revenue	$192,245	$142,382	$95,025
Year-over-year growth	35%	50%	75%
Recurring revenue as a percentage of total revenue	92%	89%	84%

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

Most of our revenue is derived from subscriptions to our products with a duration of one or three years. For our subscription arrangements, we typically bill our customers the fee on an annual basis for the upcoming year. For 2017, we changed our policy to require customers with multi-year contract commitments to agree to multi-year upfront billing for the total contract fee. In 2018, we reverted to our former standard practice to bill multi-year contracts on an annual basis, which resulted in lower upfront multi-year billings as compared to 2017.

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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenue	$209,724	$160,778	$112,857
Deferred revenue, end of period	192,893	168,700	116,683
Deferred revenue, beginning of period	(168,700)	(116,683)	(83,883)
Acquired deferred revenue	—	—	(1,630)
Billings	$233,917	$212,795	$144,027

Short‑term billings.      We define short-term billings, a non-GAAP financial measure, as total revenue plus the change in current deferred revenue during the period, excluding acquired deferred revenue. We believe that short-term billings provides useful information to investors and others in evaluating our operating performance because it excludes the impact of upfront multi-year billings, which can vary from period to period depending on the timing of large, multi-year customer contracts and customer preferences for annual billing versus multi-year upfront billing. However, it is important to note that short-term billings, in any period, may be impacted by the timing of customer renewals, including early renewals, which could favorably or unfavorably impact year-over-year comparisons. While we believe that short-term billings is useful in evaluating our business, short-term billings is a non-GAAP financial measure that has limitations as an analytical tool, and short-term billings should not be considered as an alternative to, or substitute for, total revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate short-term billings differently or not at all, which reduces the usefulness of short-term billings as a tool for comparison. We recommend that you review the reconciliation of short-term billings to total revenue, the most directly comparable GAAP financial measure, provided below, and that you not rely on short-term billings or any single financial measure to evaluate our business.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Total revenue	$209,724	$160,778	$112,857
Deferred revenue, current, end of period	152,522	130,165	97,255
Deferred revenue, current, beginning of period	(130,165)	(97,255)	(66,617)
Acquired deferred revenue	—	—	(1,630)
Short-term billings	$232,081	$193,688	$141,865

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

	Year Ended December 31,
(In thousands, except percentages)	2018	2017	2016
Subscription, license and support revenue	$198,508	$148,790	$101,824
Perpetual license revenue	(6,263)	(6,408)	(6,799)
Recurring revenue	$192,245	$142,382	$95,025
Recurring revenue as a percentage of total revenue	92%	89%	84%

The percentage of our total recurring revenue generated by sales of our cloud‑based solutions was 31% in 2018, 18% in 2017, and 7% in 2016.

Free cash flow and free cash flow margin.      We define free cash flow, a non-GAAP financial measure, as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. We define free cash flow margin as free cash flow divided by total revenue. For the 2016 free cash flow calculation, we have also excluded the impact of the management incentive liability payment as this payment was not part of our core operating results. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10‑K.

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

As discussed above, beginning in 2018, we reverted to our former policy of offering customers who make multi-year contract commitments the option to be billed the total contract fee upfront or to be billed on an annual basis. During 2018, many customers who made a multi-year contract commitment selected to be billed on an annual basis, which resulted in less benefit to free cash flow in 2018 compared to 2017.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash used in operating activities	$(37,295)	$(7,678)	$(33,088)
Net cash (used in) provided by investing activities	(100,618)	(6,067)	697
Net cash provided by (used in) financing activities	169,708	(1,685)	15,395
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,795	$(15,430)	$(16,996)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash used in operating activities	$(37,295)	$(7,678)	$(33,088)
Management incentive plan liability payment	—	—	13,985
Purchases of property and equipment	(6,041)	(5,145)	(5,776)
Capitalization of internal-use software costs	(2,319)	(922)	(411)
Free cash flow	$(45,655)	$(13,745)	$(25,290)

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities (as a percentage of revenue)	(17.8)%	(4.8)%	(29.3)%
Management incentive plan liability payment (as a percentage of revenue)	—	—	12.4
Purchases of property and equipment (as a percentage of revenue)	(2.9)%	(3.2)%	(5.1)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.1)%	(0.6)%	(0.4)%
Free cash flow margin	(21.8)%	(8.5)%	(22.4)%

Non‑GAAP operating loss.      We define non-GAAP operating loss as loss from operations excluding stock-based compensation and amortization of acquired intangible assets. For the year ended December 31, 2018, we have also excluded from non-GAAP operating loss the $3.9 million expense related to the payments we agreed to make in 2018 pursuant to the Finjan legal settlement. See Note 15 to our consolidated financial statements included in this Annual Report on Form 10‑K. We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation and amortization of acquired intangible assets, each of which is a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and expense recorded by us pursuant to the legal settlement because it is a non-recurring item. While we believe that non-GAAP operating loss is useful in evaluating our business, non-GAAP operating loss is a non-GAAP financial measure that has limitations as an analytical tool, and non-GAAP operating loss should not be considered as an alternative to, or substitute for, loss from operations in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate non-GAAP operating loss differently or not at all, which reduces the usefulness of non-GAAP operating loss as a tool for comparison. We recommend that you review the reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable GAAP financial measure, provided below, and that you not rely on non-GAAP operating loss or any single financial measure to evaluate our business.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Loss from operations	$(74,561)	$(52,583)	$(45,734)
Stock-based compensation	13,576	8,956	7,356
Amortization of acquired intangible assets	1,563	1,563	3,780
Legal settlement	3,900	—	—
Non-GAAP operating loss	$(55,522)	$(42,064)	$(34,598)

Components of Results of Operations

Revenue

We generate revenue through relationships with channel partners and through our direct sales force primarily from three sources: (i) the sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support, collectively referred to as support, (ii) cloud-based software-as-a-service, or SaaS, subscriptions for access to our CB Predictive Security Cloud software products and CB Response Cloud, and (iii) professional services and training, collectively referred to as services.

Subscription, License and Support

Our CB Protection and CB Response products are offered through subscription or perpetual software licenses, with a substantial majority of our customers selecting a subscription license. Subscription licenses include access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud as well as ongoing support, which provides our customers with telephone and web‑based support, bug fixes and repairs and software updates on a when‑and‑if‑available basis. Substantially all customers who purchase licenses on a perpetual basis also purchase an agreement for access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud. Subscription (i.e. term-based) revenue is recognized on a ratable basis over the contract term beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to subscription licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from the infrequent sales of perpetual software licenses is recognized ratably over the customer’s estimated economic life, which we have estimated to be five years, beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to perpetual licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied.

During 2015, we began offering our CB Response product through cloud‑based subscriptions. During 2016, we began offering our CB Defense product, a cloud‑based next‑generation antivirus solution, representing our first offering on the CB Predictive Security Cloud Platform. During 2018, we launched four new products on the CB Predictive Security Cloud Platform: CB ThreatSight, CB Defense for VMWare, CB LiveOps and CB ThreatHunter. Revenue for cloud‑based subscriptions is deferred on our balance sheet and subsequently recognized as revenue ratably over the term of the subscription.

Our term-based and cloud-based subscription agreements and perpetual license support agreements typically have one‑ or three‑year terms. For multi‑year arrangements, we typically bill on an annual basis. Prior to 2017, we typically billed multi‑year arrangements on an annual basis. For 2017, we changed our policy to require customers with multi‑year contract commitments to agree to multi‑year upfront billing for the total contract fee. Beginning in 2018, we reverted to our former policy and offered customers who make a multi‑year contract commitment the option to be billed the total contract fee upfront or to be billed on an annual basis.

Services

We generate services revenue from the sale of professional services related to deployment and training services. Customers primarily purchase our professional services together with our product offerings and, to a lesser extent, on a stand‑alone basis. Services are typically sold together with licenses of our software products and, to a lesser extent, on a stand-alone basis. Services are priced separately and are considered distinct from our software license. The professional services can be performed by a third party and have a history of consistent pricing by us. Professional services are sold as time-and-materials contracts based on the number of hours worked and at contractually agreed-upon hourly rates, and also on a fixed-fee basis. Revenue from professional services and training sold on a stand-alone basis or in a combined arrangement is recognized as those services are rendered as control of the services passes to the customer over time.

As more customers select our cloud‑based offerings, we expect our services revenue to decrease in absolute dollars and decrease as a percentage of total revenue over time as our cloud‑based offerings are typically easier to deploy.

Cost of Revenue

Our total cost of revenue consists of the costs of subscription, license and support revenue as well as the costs of services revenue.

Cost of Subscription, License and Support Revenue

Cost of subscription, license and support revenue consists of hosting costs associated with our cloud‑based offerings, personnel‑related costs for our support and hosting personnel, including salaries, benefits, bonuses, payroll taxes, stock‑based compensation and allocated overhead costs. Also included in cost of subscription, license and support revenue are costs associated with amortization of capitalized software development costs for internal‑use software and amortization of developed technology intangible assets related to our prior acquisitions.

We expect cost of subscription, license and support revenue to increase on an absolute dollar basis in the near term due to the acceleration of our cloud‑based offerings. We will incur additional personnel‑related costs, including salaries, benefits, bonuses, payroll taxes, stock‑based compensation and allocated overhead costs, for employees who support our cloud‑based subscriptions and hosting services. The hosting costs for our cloud‑based offerings will also increase as the number of customers who purchase our cloud‑based offerings increases.

We expect gross margin on our subscription, license and support revenue to decline as more customers purchase our cloud‑based offerings at a comparable rate to the decline from 2017 to 2018.

Cost of Services Revenue

Cost of services revenue consists of personnel‑related costs for our professional services team, including salaries, benefits, bonuses, payroll taxes, stock‑based compensation, travel expenses and allocated overhead costs. We recognize the costs of providing services when we incur them.

We expect cost of services revenue to decrease as more customers purchase our cloud-based subscription products, which require fewer deployment services as they are typically easier to deploy than our on-premise solutions.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses.

Sales and Marketing Expense

Sales and marketing expense consists of personnel‑related costs for our sales and marketing teams, including salaries, benefits, amortization of deferred commissions, bonuses, payroll taxes, stock‑based compensation and other related costs. Additional expenses include costs of marketing activities and promotional events, travel, amortization of trade name and customer relationship intangible assets related to our prior acquisitions, and allocated overhead costs. We capitalize commission costs that are incremental and directly related to the acquisition of customer agreements. Commissions are earned by our sales force and paid in full upon the receipt of customer orders, or bookings, for new and add‑on arrangements or renewals. Commission costs are capitalized when earned and are amortized as expense over an estimated customer relationship period of five years.

In addition to our field sales staff, we have a dedicated channel team that works with our field and inside sales organizations to manage our relationships with channel partners and work with our channel partners to win end‑use customers. As a result, our sales team works closely with our end‑use customer prospects at every stage of the sales cycle regardless of whether the prospect is sourced directly or indirectly—from initial information meetings through the implementation of our products. This sales approach allows us to leverage the benefits of the channel while also building long‑term, trusted relationships with our customers. Additionally, we believe this approach delivers the security expertise and support that leads to full realization of the benefits of our technology platform. For the three months and year ended December 31, 2018, 83% and 80%, respectively, of our new and add‑on business was closed in collaboration with a channel partner.

We expect sales and marketing expense to remain flat in the near term.

Research and Development Expense

Research and development expense consists of personnel‑related costs for our research and development team, including salaries, benefits, bonuses, payroll taxes, stock‑based compensation and other related costs. Additional expenses include subcontracting for third‑party engineering resources as well as allocated overhead costs.

We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our technology architecture and software platform.

General and Administrative Expense

General and administrative expense consists of personnel‑related costs for our executive, administrative, legal, human resources, security, finance and accounting personnel, including salaries, benefits, bonuses, payroll taxes, stock‑based compensation and other related costs. Additional expenses include bad debt expense related to customer receivables, recruiting costs, professional fees, travel, insurance and allocated overhead costs.

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our anticipated growth.

Interest Income, Net

Interest income, net consists of interest income related to our invested balances of cash, cash equivalents and short-term investments, as well as interest expense related to our outstanding debt obligations and the amortization of deferred financing costs and debt discount associated with such arrangements.

Other Income (Expense), Net

Other income (expense), net historically consisted primarily of gains and losses related to the revaluation of certain of our outstanding warrant liabilities, foreign currency transactions gains and losses and loss on extinguishment of debt. As of December 31, 2018, we no longer had any outstanding warrant liabilities.

Income Taxes

Provision for income taxes consists primarily of foreign income taxes. We maintain a full valuation allowance for our net deferred tax assets with the exception of certain foreign deferred tax assets which have been determined to be more likely than not realizable.

Results of Operations

The following table sets forth our consolidated statements of operations in dollar amounts and as a percentage of revenue for the periods indicated:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenue:
Subscription, license and support	$198,508	$148,790	$101,824
Services	11,216	11,988	11,033
Total revenue	209,724	160,778	112,857
Cost of revenue:
Subscription, license and support(1)	33,937	24,217	11,296
Services(1)	11,829	11,421	9,743
Total cost of revenue	45,766	35,638	21,039
Gross profit	163,958	125,140	91,818
Operating expenses:
Sales and marketing(1)	140,283	103,339	77,770
Research and development(1)	64,627	52,047	36,493
General and administrative(1)	33,609	22,337	23,289
Total operating expenses	238,519	177,723	137,552
Loss from operations	(74,561)	(52,583)	(45,734)
Interest income, net	2,039	32	(518)
Other income (expense), net	(9,712)	(583)	(648)
Loss before income taxes	(82,234)	(53,134)	(46,900)
Benefit from (provision for) income taxes	177	(78)	2,191
Net loss	$(82,057)	$(53,212)	$(44,709)

(1)	The following table summarizes the classification of stock‑based compensation expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of subscription, license and support revenue	$600	$403	$184
Cost of services revenue	302	227	219
Sales and marketing expense	5,471	3,310	2,501
Research and development expense	3,170	2,506	2,035
General and administrative expense	4,033	2,510	2,417
Total stock-based compensation expense	$13,576	$8,956	$7,356

	Year Ended December 31,
	2018	2017	2016
Percentage of Revenue:
Revenue:
Subscription, license and support	95%	93%	90%
Services	5	7	10
Total revenue	100	100	100
Cost of revenue:
Subscription, license and support	16	15	10
Services	6	7	9
Total cost of revenue	22	22	19
Gross profit	78	78	81
Operating expenses:
Sales and marketing	67	64	69
Research and development	31	32	32
General and administrative	16	14	21
Total operating expenses	114	110	122
Loss from operations	(36)	(33)	(41)
Interest income, net	1	—	—
Other income (expense), net	(5)	—	(1)
Loss before income taxes	(40)	(33)	(42)
Benefit from (provision for) income taxes	—	—	2
Net loss	(40)%	(33)%	(40)%

Revenue

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Subscription, license and support	$198,508	$148,790	$101,824	$49,718	33%	$46,966	46%
Services	11,216	11,988	11,033	(772)	(6)%	955	9%
Total revenue	$209,724	$160,778	$112,857	$48,946	30%	$47,921	42%

Comparison of the Years Ended December 31, 2018 and 2017

Total revenue increased by $48.9 million in the year ended December 31, 2018 compared to the same period in 2017, primarily due to an increase of $49.7 million in our subscription, license and support revenue. Subscription, license and support revenue increased 33% in 2018 due to an increase in total customers and an increase in sales to existing customers. Of the $48.9 million increase in total revenue from 2017 to 2018, $28.2 million was due to additional sales to existing customers and $20.7 million was due to sales to new customers. We added 1,286 net new customers in 2018.

Revenue generated by sales of our cloud‑based solutions increased to $60.4 million in the year ended December 31, 2018, up from $26.0 million in the year ended December 31, 2017. Services revenue decreased by $0.8 million in the year ended December 31, 2018 compared to the same period in 2017 due to an increase in customers selecting our cloud-based offerings, which require fewer deployment services as they are typically easier to deploy than our on-premise solutions.

Comparison of the Years Ended December 31, 2017 and 2016

Total revenue increased by $47.9 million in the year ended December 31, 2017 compared to the same period in 2016, primarily due to an increase of $47.0 million in our subscription, license and support revenue. Subscription, license and support revenue increased 42% in 2017 due to an increase in total customers and an increase in sales to existing customers. Of the $47.9 million increase in total revenue from 2016 to 2017, $28.0 million was due to additional sales to existing customers and $19.9 million was due to sales to new customers. The growth in total revenue was driven by sales of our CB Response, CB Protection and CB Defense products, our increased sales representative capacity to meet the market demand and the expansion of our strategic relationships with channel partners. We added 1,223 net new customers in 2017. Revenue generated by sales of our cloud-based solutions increased to $26.0 million in the year ended December 31, 2017, from $6.5 million in the year ended December 31, 2016. Services revenue increased $1.0 million in the year ended December 31, 2017 compared to the same period in 2016 due to increased demand for deployment and training services.

Cost of Revenue

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Subscription, license and support	$33,937	$24,217	$11,296	$9,720	53%	$12,921	114%
Services	11,829	11,421	9,743	408	15%	1,678	17%
Total cost of revenue	$45,766	$35,638	$21,039	$10,128	41%	$14,599	69%
Gross margin percentage:
Subscription, license and support	83%	84%	89%
Services	(5)%	5%	12%
Total gross margin percentage	78%	78%	81%

Comparison of the Years Ended December 31, 2018 and 2017

Total cost of revenue increased by $10.1 million in the year ended December 31, 2018 compared to the same period in 2017, primarily due to a $9.7 million increase in the cost of subscription, license and support revenue.

The $9.7 million increase in cost of subscription, license and support revenue was primarily due to a $4.1 million increase in hosting costs primarily related to cloud‑based subscriptions for our CB Response and CB Defense products and a $2.5 million increase in employee‑related costs (including an increase of $0.2 million in stock‑based compensation) resulting from an increase in our customer support and hosting headcount. We also incurred a $1.1 million increase in expense related to a software license agreement, a $0.8 million increase in allocated overhead costs, a $0.6 million increase in software expenses, and a $0.6 million increase in other operating costs.

The $0.4 million increase in cost of services revenue was primarily due to an increase in employee‑related costs.

Gross margin remained the same in 2018 and 2017. We experienced a slight decrease in gross margin on our subscription, license and support revenue, which comprised 83% of total revenue in 2018 and 84% in 2017. This slight decrease was primarily due to an increase in the number of customers purchasing our cloud-based subscription products during 2018 and the associated hosting and support personnel costs. We also experienced a decline in gross margin on our services revenue. We offer services to support successful software deployments and to ensure our customers realize the full value of our products. We expect gross margin on our service revenue in future periods to continue to be at or near break-even.

Comparison of the Years Ended December 31, 2017 and 2016

Total cost of revenue increased by $14.6 million in the year ended December 31, 2017 compared to the same period in 2016, primarily due to a $12.9 million increase in the cost of subscription, license and support revenue.

The $12.9 million increase in cost of subscription, license and support revenue was primarily due to a $6.5 million increase in hosting costs primarily related to cloud‑based subscriptions for our CB Response and CB Defense products and a $4.8 million increase in employee‑related costs (including an increase of $0.2 million in stock‑based compensation). We also incurred a $0.4 million increase in amortization expense related to developed technology intangible assets acquired in the acquisition of Confer, a $0.4 million increase in outside services for contractors hired to augment our customer service staff, a $0.4 million increase in meeting and travel costs, a $0.2 million increase in allocated overhead costs, and a $0.2 million increase in amortization expense related to capitalized internal‑use software development costs.

The $1.7 million increase in cost of services revenue was largely due to a $1.3 million increase in employee‑related costs resulting from an increase in the headcount of our professional services team, a $0.2 million increase in allocated overhead costs, a $0.1 million increase on outside services for contractors hired to augment our professional services staff and a $0.1 million increase in meeting and travel costs.

Gross margin decreased from 2016 to 2017. We experienced a decrease in gross margin on our subscription, license and support revenue, which comprised 92% of total revenue in 2017 and 90% in 2016. This decrease was primarily due to increase in the number of customers purchasing our cloud‑based subscription products during 2017 and the associated personnel and hosting costs. We also experienced a decline in gross margin on our services revenue, which was primarily due to the increase in employee‑related costs.

Operating Expenses

Sales and Marketing

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Sales and marketing	$140,283	$103,339	$77,770	$36,944	25%	$25,569	33%
Percentage of revenue	67%	64%	69%

Comparison of the Years Ended December 31, 2018 and 2017

Sales and marketing expense increased by $36.9 million in the year ended December 31, 2018 compared to the same period in 2017 as we continued to invest to support our current and anticipated revenue growth. This increase was primarily due to an increase of $26.0 million in employee-related costs, a $2.9 million increase in meeting and travel costs, a $3.0 million increase in allocated overhead costs, a $2.1 million increase in spending on marketing programs, a $1.5 million increase in software-related expenses, a $0.8 million increase in outside services for contractors to augment our sales and marketing staff and a $0.6 million increase in other operating costs. The $26.0 million increase in employee-related costs was primarily due to a $23.4 million increase in compensation expense (including an increase of $2.2 million in stock-based compensation) resulting from an increase in sales, marketing and business development headcount and a $2.6 million increase in amortization of deferred commissions.

Comparison of the Years Ended December 31, 2017 and 2016

Sales and marketing expense increased by $25.6 million in the year ended December 31, 2017 compared to the same period in 2016 as we continued to invest to support our current and anticipated revenue growth. This increase was primarily due to an increase of $19.4 million in employee‑related costs, an increase of $4.5 million related to spending on marketing programs and corporate branding initiatives, an increase of $1.4 million in allocated overhead costs, a $1.2 million increase in outside services for contractors hired to augment our sales and marketing staff, an increase of

$0.9 million in meeting and travel costs, and an increase of $0.8 million related to the cost of software subscriptions and hosting services. These increases were offset by a $2.6 million decrease in amortization expense related to the customer relationship intangible assets acquired in the acquisition of Confer. The $19.4 million increase in employee‑related costs was primarily due to a $15.6 million increase in compensation expense (including an increase of $0.8 million in stock‑based compensation) resulting from an increase in sales, marketing and business development headcount and a $3.8 million increase in amortization of deferred commissions.

Research and Development

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Research and development	$64,627	$52,047	$36,493	$12,580	30%	$15,554	43%
Percentage of revenue	31%	32%	32%

Comparison of the Years Ended December 31, 2018 and 2017

Research and development expense increased by $12.6 million in the year ended December 31, 2018 compared to the same period in 2017 as we continued to invest in our technology architecture and software platform. This increase was primarily due to a $11.0 million increase in employee‑related costs (including an increase of $0.7 million in stock‑based compensation) resulting from an increase in the headcount of research and development personnel. We also incurred a $1.4 million increase in allocated overhead costs, a $1.1 million increase in event and travel costs as a result of the higher headcount and more frequent product roadmap planning events and a $0.7 million increase related to the cost of software subscriptions and hosting services. These were partially offset by a $0.2 million decrease in other operating costs and higher capitalized internal‑use software development costs of $1.4 million.

Comparison of the Years Ended December 31, 2017 and 2016

Research and development expense increased by $15.6 million in the year ended December 31, 2017 compared to the same period in 2016 as we continued to invest in our technology architecture and software platform. This increase was primarily due to a $10.2 million increase in employee‑related costs (including an increase of $0.5 million in stock‑based compensation). We also incurred a $2.4 million increase in allocated overhead costs, a $1.6 million increase in hosting costs related to software development, a $1.0 million increase in event and travel costs as a result of the increase in headcount and more frequent product roadmap planning events, a $0.6 million increase in outside services for contractors hired to augment our research and development staff and a $0.3 million increase in subscription services costs related to threat research. Our capitalized internal‑use software development costs were higher by $0.5 million in 2017 compared to 2016.

General and Administrative

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and administrative	$33,609	$22,337	$23,289	$11,272	50%	$(952)	(4)%
Percentage of revenue	16%	14%	21%

Comparison of the Years Ended December 31, 2018 and 2017

General and administrative expense increased by $11.3 million in the year ended December 31, 2018 compared to the same period in 2017. The increase was due to a $4.1 million increase in employee‑related costs (including an increase of $1.5 million in stock‑based compensation) resulting from an increase in the headcount of general and administrative personnel, an increase of $3.9 million in expense related to the settlement agreement with Finjan, an increase of $0.6 million in bad debt expense primarily due to a benefit in the prior year of $0.3 million, a $0.6 million increase in insurance costs,  a $0.5 million increase related to outside services for contractors hired to augment our staff capacity, a

$0.4 million increase in software related expenses, a $0.4 million increase in professional fees expense, and a $0.8 million in other operating costs.

Comparison of the Years Ended December 31, 2017 and 2016

General and administrative expense decreased by $1.0 million in the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to decreases of $0.8 million in bad debt expense, $0.4 million in legal, audit and tax fees, $0.3 million in non‑income taxes and fees, $0.2 million in outside service costs for contractors and $0.3 million in severance costs. These decreases were partially offset by a $0.4 million increase in employee‑related costs (including an increase of $0.1 million in stock‑based compensation) resulting from an increase in the headcount of general and administrative personnel. We also incurred increases of $0.3 million in allocated overhead costs, $0.2 million in software subscription costs and $0.1 million in travel costs.

Interest Income, Net

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest income, net	$2,039	$32	$(518)	$2,007	6,272%	$550	(106)%
Percentage of revenue	1%	-%	-%

Comparison of the Years Ended December 31, 2018 and 2017

Interest income, net increased by $2.0 million in the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in interest income earned on higher cash and short-term investment balances resulting from the proceeds of our initial public offering.

Comparison of the Years Ended December 31, 2017 and 2016

Interest income, net increased by $0.6 million in the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to the repayment of all principal amounts outstanding under the line of credit in April 2017 which resulted in lower interest expense during 2017.

Other Expense, Net

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Other income (expense), net	$(9,712)	$(583)	$(648)	$(9,129)	(11)%	$65	(10)
Percentage of revenue	(5)%	—%	(1)%

Comparison of the Years Ended December 31, 2018 and 2017

Other expense, net increased by $9.1 million in the year ended December 31, 2018 compared to the same period in 2017, primarily due to the expenses associated with the change in the fair value of our warrant liabilities which increased by $8.0 million and a $1.1 million increase in losses associated with foreign currency, principally due to fluctuations in the British pound.

Comparison of the Years Ended December 31, 2017 and 2016

Other expense, net decreased by $0.1 million in the year ended December 31, 2017 compared to the same period in 2016, primarily due to a change in the amount of foreign currency transaction gains and losses, from a loss of $0.5 million in 2016 to a gain of $0.2 million in 2017, as well as no loss on extinguishment of debt in 2017, partially offset by a $0.8 million increase from 2016 to 2017 in the expense associated with the change in the fair value of our warrant liabilities.

Benefit from (Provision for) Income Taxes

Comparison of the Years Ended December 31, 2018 and 2017

The benefit from income taxes was $0.2 million in the year ended December 31, 2018 compared to a provision for income taxes of $0.1 million in the same period in 2017. The benefit recognized in 2018 was due primarily to the release of a valuation allowance against certain foreign deferred tax assets which were determined to be more likely than not realizable.

Comparison of the Years Ended December 31, 2017 and 2016

The provision for income taxes was $0.1 million in the year ended December 31, 2017 compared to a benefit from income taxes of $2.2 million in the same period in 2016. The provision recognized in 2017 was due primarily to foreign income taxes. The benefit recognized in 2016 was due to the release of a portion of our deferred tax asset valuation in connection with the acquisition of Confer; otherwise, no other income tax benefit was recognized in 2017 or 2016 due to the uncertainty of realizing a benefit from our incurred losses for the periods.

Quarterly Results of Operations

The following table sets forth our quarterly consolidated balance sheet and statements of operations data as of and for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of this data. This quarterly consolidated financial data should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription, license and support	$33,005	$35,749	$38,381	$41,655	$45,391	47,891	50,824	54,402
Services	2,940	2,942	3,128	2,978	3,043	3,101	2,591	2,481
Total revenue	35,945	38,691	41,509	44,633	48,434	50,992	53,415	56,883
Cost of revenue:
Subscription, license and support(1)	4,831	5,744	6,842	6,800	7,212	8,051	9,015	9,659
Services(1)	2,770	2,647	2,943	3,061	3,003	3,053	2,890	2,883
Total cost of revenue	7,601	8,391	9,785	9,861	10,215	11,104	11,905	12,542
Gross profit	28,344	30,300	31,724	34,772	38,219	39,888	41,510	44,341
Operating expenses:
Sales and marketing(1)	24,359	24,731	25,988	28,261	30,678	35,161	35,818	38,626
Research and development(1)	11,547	12,572	13,675	14,253	14,922	16,084	16,189	17,432
General and administrative(1)	4,929	5,414	5,717	6,277	10,426	7,850	7,563	7,770
Total operating expenses	40,835	42,717	45,380	48,791	56,026	59,095	59,570	63,828
Loss from operations	(12,491)	(12,417)	(13,656)	(14,019)	(17,807)	(19,207)	(18,060)	(19,487)
Interest income, net	(31)	15	21	27	45	411	737	846
Change in fair value of warrant liability	126	(2)	(45)	(889)	(2,881)	(5,957)	—	—
Other income (expense), net	(26)	139	102	12	120	(494)	(173)	(327)
Loss before income taxes	(12,422)	(12,265)	(13,578)	(14,869)	(20,523)	(25,247)	(17,496)	(18,968)
Benefit from (provision for) income taxes	(17)	(69)	(22)	30	(71)	(34)	(136)	418
Net loss	(12,439)	(12,334)	(13,600)	(14,839)	(20,594)	(25,281)	(17,632)	(18,550)
Accretion of preferred stock to redemption value	(11,647)	3,323	(7,428)	(12,304)	(40,039)	(159,453)	—	—
Net loss attributable to common stockholders	$(24,086)	$(9,011)	$(21,028)	$(27,143)	$(60,633)	$(184,734)	$(17,632)	$(18,550)
Net loss per share attributable to common stockholders—basic and diluted	$(2.40)	$(0.88)	$(1.99)	$(2.51)	$(5.38)	$(4.13)	$(0.26)	$(0.27)
Weighted-average common shares outstanding—basic and diluted	10,039,592	10,255,078	10,587,153	10,794,618	11,264,252	44,759,435	67,837,240	68,784,675

(1)	The following table summarizes the classification of stock‑based compensation expense in our consolidated statements of operations:

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(in thousands)
Cost of subscription, license and support revenue	$75	$85	$112	$131	$136	$137	$156	$171
Cost of services revenue	54	57	56	60	57	73	82	90
Sales and marketing	873	744	805	888	936	1,228	1,541	1,766
Research and development	619	651	656	580	564	894	748	964
General and administrative	586	623	652	649	696	1,155	1,067	1,115
Total stock‑based compensation expense	$2,207	$2,160	$2,281	$2,308	$2,389	$3,487	$3,594	$4,106

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(as a percentage of total revenue)
Consolidated Statement of Operations Data:
Revenue:
Subscription, license and support	92%	92%	92%	93%	94%	94%	95%	96%
Services	8	8	8	7	6	6	5	4
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription, license and support	13	15	16	15	15	16	17	17
Services	8	7	7	7	6	6	5	5
Total cost of revenue	21	22	23	22	21	22	22	22
Gross profit	79	78	77	78	79	78	78	78
Operating expenses:
Sales and marketing	68	64	63	63	63	69	67	68
Research and development	32	32	33	32	31	32	30	31
General and administrative	14	14	14	14	22	15	14	14
Total operating expenses	114	110	110	109	116	116	111	113
Loss from operations	(35)	(32)	(33)	(31)	(37)	(38)	(33)	(35)
Interest income, net	—	—	—	—	—	1	1	1
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Change in fair value of warrant liability	—	—	—	(2)	(6)	(12)	—	—
Other income (expense), net	—	—	—	—	—	(1)	—	(1)
Loss before income taxes	(35)	(32)	(33)	(33)	(43)	(50)	(32)	(35)
Benefit from income taxes	—	—	—	—	—	—	—	1
Net loss	(35)%	(32)%	(33)%	(33)%	(43)%	(50)%	(32)%	(34)%

The sequential increases in our quarterly revenue have resulted primarily from increases in our number of new customers as well as increased revenue from existing customers as they expanded their use of our solutions.

Total costs and expenses generally increased sequentially for the periods presented due primarily to the addition of personnel in connection with the expansion of our business and other related expenses to support our growth. We anticipate these expenses will continue to increase in future periods as we continue to focus on investing in the long‑term growth of our business.

Our quarterly operating results may fluctuate due to various factors affecting our performance.

Backlog

We define backlog as contractually committed orders for our subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of December 31, 2018 and 2017, we had backlog of approximately $38.8 million and $40.7 million, respectively. The decrease in backlog was largely due to a decrease in multi-year contract commitments with annual billing. Of the amount of backlog as of December 31, 2018, we expect that approximately $27.0 million will be invoiced to customers within the following twelve months and will be initially recorded as deferred revenue.

Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $160.6 million, which were held for working capital purposes. Our cash equivalents and investments consist of highly liquid investments in money market funds, commercial paper, U.S. treasury securities, corporate debt and asset-backed securities. As of December 31, 2018, we are party to a senior loan and security agreement with Silicon Valley Bank, or the line of credit, which, as amended, provides for $40 million in maximum borrowings. Borrowings under the line of credit accrue interest at Silicon Valley Bank’s prime rate and may be repaid and reborrowed until March 21, 2020, when the line of credit expires and all outstanding amounts must be repaid. As of December 31, 2018, we had $0 of outstanding borrowings under the line of credit.

On May 8, 2018, we closed our initial public offering, or IPO, in which we issued and sold 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price to the public was $19.00 per share. We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million.

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our activities related to the acquisition of complementary businesses, technologies and assets, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products as we continue to innovate. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Uses of Funds

Our historical uses of cash have consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used for investing activities, including cash paid for business acquisitions and for purchases of property and equipment.

The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash used in operating activities	$(37,295)	$(7,678)	$(33,088)
Net cash (used in) provided by investing activities	(100,618)	(6,067)	697
Net cash provided by (used in) financing activities	169,708	(1,685)	15,395
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,795	$(15,430)	$(16,996)

Operating Activities

During the year ended December 31, 2018, operating activities used $37.3 million of cash, primarily resulting from our net loss of $82.1 million, partially offset by net cash provided by changes in our operating assets and liabilities of $15.1 million and non‑cash charges of $29.7 million. Net cash provided by changes in our operating assets and liabilities consisted of a $24.2 million increase in deferred revenue, a $2.2 million increase in accounts payable, and a $1.8 million increase in accrued expenses, partially offset by a $8.2 million increase in deferred commissions, a $2.8 million increase in prepaid expenses and other assets, and a $2.0 million increase in accounts receivable. The increases in deferred revenue and deferred commissions were due to increases in the number of customers and the amounts we billed for our products and services in 2018 compared to 2017. The increase in the amount billed contributed to the increase in deferred revenue as amounts billed for subscriptions, perpetual licenses, support and services are generally deferred on our balance sheet and subsequently recognized over the term of the subscription or maintenance period, except perpetual license revenue, which is recognized over the customer’s estimated economic life, which we have estimated to be five years. The increase in accounts receivable was due to the growth of our business in 2018 compared to 2017. The increases in accounts payable, accrued expenses and prepaid expenses and other assets resulted from our increased spending due to the growth of our business.

During the year ended December 31, 2017, operating activities used $7.7 million of cash, primarily resulting from our net loss of $53.2 million, partially offset by net cash provided by changes in our operating assets and liabilities of $29.0 million and non‑cash charges of $16.5 million. Net cash provided by changes in our operating assets and liabilities consisted of a $52.0 million increase in deferred revenue and a $4.2 million increase in accrued expenses, both partially offset by a $16.9 million increase in accounts receivable, a $8.3 million increase in deferred commissions, a $0.9 million increase in prepaid expenses and other assets, a $0.7 million decrease in accounts payable and a $0.4 million decrease in deferred rent. The increases in deferred revenue and deferred commissions were due to increases in the number of customers and the amounts we billed for our products and services in 2017 compared to 2016. The increase in the amount billed contributed to the increase in deferred revenue as amounts billed for subscriptions, perpetual licenses, support and services are generally deferred on our balance sheet and subsequently recognized over the term of the subscription or maintenance period, except perpetual license revenue, which is recognized over the customer’s estimated economic life, which we have estimated to be five years. The increase in accounts receivable was due to the growth of our business in 2017 compared to 2016. The increases in accrued expenses and prepaid expenses and other assets resulted from our increased spending due to the growth of our business. The decrease in accounts payable was due to the timing of payments.

During the year ended December 31, 2016, operating activities used $33.1 million of cash, primarily resulting from our net loss of $44.7 million and net cash used by changes in our operating assets and liabilities of $2.0 million, partially offset by non‑cash charges of $13.7 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $13.8 million increase in accounts receivable, a $14.0 million decrease in management incentive plan liability, a $7.4 million increase in deferred commissions and a $2.6 million increase in prepaid expenses and other assets, all partially offset by a $31.2 million increase in deferred revenue, a $3.5 million increase in accrued expenses and a $1.0 million increase in accounts payable. The increase in accounts receivable was due to the growth of our business in 2016 compared to 2015. The increases in deferred revenue and deferred commissions were due to increases in the number of customers and the amounts we billed for our products and services in 2016 compared to 2015. The increase in the amount billed contributed to the increase in deferred revenue as amounts billed for subscriptions, perpetual licenses, support and services are generally deferred on our balance sheet and subsequently recognized as revenue ratably over the longest service period of any deliverable in the arrangement. The increases in accrued expenses, accounts payable and in prepaid expenses and other assets resulted from our increased spending due to the growth of our business. The decrease in the management incentive plan liability was due to a $14.0 million cash payment, in addition to our issuance of 960,900 shares of common stock with a fair value of $6.0 million, to settle the management incentive plan obligation.

Investing Activities

During the year ended December 31, 2018, investing activities used $100.6 million of cash, consisting of purchases of short-term investments of $96.6 million, purchases of property and equipment of $6.0 million and capitalization of internal‑use software costs of $2.3 million, partially offset by the sale and maturities of short-term investments of $4.3 million. The purchases of property and equipment in 2018 were primarily computer equipment and software related to the growth of our headcount and general expansion of our business.

During the year ended December 31, 2017, investing activities used $6.1 million of cash, consisting of purchases of property and equipment of $5.1 million and capitalization of internal‑use software costs of $0.9 million. The purchases of property and equipment in 2017 were primarily related to the growth of our headcount and the general expansion of our business.

During the year ended December 31, 2016, investing activities provided $0.7 million of cash, consisting of net cash of $6.9 million received in connection with our acquisition of Confer, which we funded primarily by the issuance of shares of our preferred and common stock, partially offset by purchases of property and equipment of $5.8 million and capitalization of internal‑use software costs of $0.4 million. The purchases of property and equipment in 2016 were primarily related to the growth of our headcount and the general expansion of the business.

Financing Activities

During the year ended December 31, 2018, financing activities provided $169.7 million of cash, resulting from $159.6 million of proceeds from the IPO and $10.1 million from the exercise of stock options.

During the year ended December 31, 2017, financing activities used $1.7 million of cash, primarily resulting from payments of $5.6 million related to debt obligations, partially offset by proceeds of $3.9 million from the exercise of stock options.

During the year ended December 31, 2016, financing activities provided $15.4 million of cash, primarily resulting from net proceeds of $15.4 million from the issuance of preferred stock, proceeds of $5.5 million from borrowings on our line of credit and proceeds of $2.5 million from the exercise of stock options, partially offset by payments of $6.1 million related to debt obligations and $1.9 million of initial public offering costs. The $15.4 million from the issuance of preferred stock included $2.0 million received upon the exercise of a customer option in connection with our acquisition of Confer, which we were then obligated to remit to the former shareholders of Confer in accordance with the merger agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Hosting commitments(1)	$27,791	$17,124	$10,667	$—	$—
Operating lease obligations(2)	20,352	5,492	10,461	3,413	986
Total	$48,143	$22,616	$21,128	$3,413	$986

(1)	Amounts in the table reflect a non‑cancellable capacity commitment with a hosting provider under an agreement that, as amended, expires in November 2020.
(2)	Amounts in the table reflect payments due for our leases of office space that expire at various dates between April 2019 and June 2027.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018 or 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

We generate revenue through relationships with channel partners and through its direct sales force primarily from three sources: (i) the sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support (collectively, “support”), (ii) cloud-based software-as-a-service, or SaaS, subscriptions for access to our CB Response and CB Defense software products, and (iii) professional services and training, collectively referred to as services.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. We apply the following five steps to recognize revenue:

(i)	Identification of the contract, or contracts, with a customer

We consider the terms and conditions of our contracts and our customary business practices to identify contracts under ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the products or services to be transferred, we can identify the payment terms for the products or services to be transferred, we have determined that the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

(ii)	Identification of the performance obligation(s) in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are capable of being distinct, whereby the customer can benefit from the product or services either on their own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, we apply judgment to determine whether promised products or services are capable of being distinct, and are distinct in the context of the contract. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation.

(iii)	Determination of the transaction price

The transaction price is determined based on the consideration that we will be entitled to in exchange for transferring products or services to the customer. Variable consideration is included in the transaction price, if, in our judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from our customers or to provide customers with financing. An example is invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.

(iv)	Allocation of the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on relative standalone selling price, or SSP, basis. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligation.

(v)	Recognition of revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. We recognize revenue when we transfer control of the products or services to the customer for an amount that reflects the consideration that we expect to receive in exchange for those products or services.

Subscription, License and Support Revenue

Substantially all of our software arrangements contain multiple performance obligations that include a combination of software licenses, cloud-based subscriptions, support, professional services and training.

Our CB Protection and CB Response products are offered through subscription or perpetual software licenses, with a substantial majority of its customers selecting a subscription license. Subscription licenses include access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud as well as ongoing support, which provides customers with telephone and web-based support, bug fixes and repairs and software updates on a when-and-if-available basis. The CB Predictive Security Cloud automatically distributes real-time threat intelligence, such as detection algorithms, reputation scores and attack classifications, to our customers. Substantially all customers who purchase licenses on a perpetual basis also purchase an agreement for support and an agreement for access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud. For subscription or perpetual license sales of CB Protection and CB Response, we consider the software license and access to the threat intelligence capabilities of the CB Predictive Security Cloud to be a single performance obligation.

Subscription (i.e. term-based) revenue is recognized on a ratable basis over the contract term beginning on the date the software is delivered to the customer. Revenue for cloud-based subscriptions is recognized on a ratable basis over the term of the subscription beginning on the date the customer is given access to the platform. Maintenance services and customer support revenue related to subscription licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from the infrequent sales of perpetual software licenses is recognized ratably over the customer’s estimated economic life, which we have estimated to be five years, beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to perpetual licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied.

Services Revenue

We provide professional services to customers, primarily in the form of deployment, and training services. Services are typically sold together with licenses of our software products and, to a lesser extent, on a stand-alone basis. Services are priced separately and are considered distinct from our software license. The professional services can be performed by a third party and have a history of consistent pricing by us. Professional services are sold as time-and-materials contracts based on the number of hours worked and at contractually agreed-upon hourly rates, and also on a fixed-fee basis. Revenue from professional services and training sold on a stand-alone basis or in a combined arrangement is recognized as those services are rendered as control of the services passes to the customer over time.

Our employees may incur out-of-pocket expenses when providing services to customers that are reimbursable from the customer under the terms of the service contract. We bill any out-of-pocket expenses incurred in the performance of these services to the customer. The expenses are classified on a gross basis as revenue and costs of revenue in the consolidated statements of operations. Our determination of a gross presentation is based on an assessment of the relevant facts and circumstances, including the fact that our customers, rather than us, benefit from the expenditures and we bear the credit risk of the reimbursement until it receives reimbursement from the customer.

Variable Consideration

Revenue is recorded at the net sales price, which is the transaction price. We do not offer refunds, rebates or credits to customers in the normal course of business. The impact of variable consideration has not been material.

Contract Costs

We capitalize commission costs that are incremental and directly related to the acquisition of customer agreements. Commissions are earned by our sales force and paid in full upon the receipt of customer orders for new arrangements or renewals. Commission costs are capitalized when earned and are amortized as expense over an estimated customer relationship period of five years. We determined the estimated customer relationship period by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on new sales.

Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. Costs to obtain a contract for service arrangements are expensed as incurred in accordance with the practical expedient as the contractual period for services is one year or less.

As of December 31, 2018 and 2017, we recorded $38,154 and $29,955 of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during December 31, 2018, 2017 and 2016, totaled $20,955, $18,308 and $13,871, respectively. Amortization of deferred commissions as of December 31, 2018, 2017 and 2016 totaled $12,756, $10,047 and $6,483, respectively, and is included in sales and marketing expense in the consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions.

We do not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the year ended December 31, 2018, we recognized revenue of $127,487 which was included in the deferred revenue balance as of December 31, 2017.

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. We generally bill customers in advance, and payment terms on invoiced amounts are typically 30 to 90 days. Contract costs include amounts related to our contractual right to consideration for completed and partially completed performance obligations that may not have been invoiced; such amounts have been insignificant to date.

Stock‑Based Compensation

Pre-IPO Methodology

Prior to our IPO, we estimated the value of common stock at the grant date with the help of an independent third party service provider. Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant based upon several factors, including consideration of input from management and contemporaneous third-party valuations. The exercise price for all stock options granted was at the estimated fair value of the underlying common stock, as estimated on the date of grant by our board of directors in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each fair value estimate was based on a variety of factors, which included the following:

•	our historical operating and financial performance;

•	a discounted cash flow analysis;
•	the market performance of comparable publicly traded technology companies;
•	the identification and analysis of mergers and acquisitions of comparable technology companies;
•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;
•	the likelihood of achieving a liquidity event such as an initial public offering or sale given prevailing market conditions and the nature and history of our business;
•	any adjustments necessary to recognize a lack of marketability for our common stock; and
•	U.S. and global economic market conditions.

Post-IPO Methodology

Following the closing of our IPO, we measure stock options and other stock‑based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock option awards with only service‑based vesting conditions and record the expense for these awards using the straight‑line method.

We measure stock‑based awards granted to non‑employee consultants based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such non‑employee consultants until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then‑current fair value of the underlying preferred stock or common stock and updated assumption inputs in the Black‑Scholes option‑pricing model.

We estimate the fair value of each stock option grant using the Black‑Scholes option‑pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk‑free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

We estimate the fair value of each restricted stock award or restricted stock unit award based on the fair value per share of our common stock on the date of grant.

Business Combinations

We account for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Transaction costs related to business combinations are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed and the allocation of the purchase price requires management to use significant judgment and estimates, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies; estimates of future revenue and cash flows, expected long‑term market growth, future expected operating expenses, costs of capital and appropriate discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations and comprehensive loss.

Impairment of Goodwill and Long‑Lived Assets

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. We consider the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in our use of acquired assets or the strategy of our overall business, significant negative industry or economic trends and a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value.

We perform an annual impairment test on December 1 or whenever events or changes in circumstances indicate that goodwill may be impaired. Significant judgments required in testing goodwill for impairment and changes in estimates and assumptions could materially affect the determination of whether impairment exists and, if so, the amount of that impairment.

We have determined that there is one reporting unit for purposes of testing goodwill for impairment. In testing goodwill for impairment, we first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, entity‑specific financial performance and other events, such as changes in management, strategy and primary customer base. We also have the option to perform step one of the goodwill impairment test. We will compare the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, we will record an impairment charge in the consolidated statements of operations to reduce the carrying value of the assets to the reporting unit's implied fair value. In each of the annual goodwill impairment tests performed as of December 1, 2018, 2017 and 2016, the estimated fair value of our single reporting unit significantly exceeded its carrying amount. During the years ended December 31, 2018, 2017 and 2016, we did not recognize any impairment charges related to goodwill.

Long‑lived assets consist of property and equipment, including internal‑use software, and finite‑lived acquired intangible assets, such as developed technology, trade name and customer relationships. Long‑lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long‑lived asset group for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long‑lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on long‑lived assets. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2018, 2017 and 2016.

Valuation of Warrant Liability

Preferred Stock Warrants

We classified warrants to purchase shares of our preferred stock as a liability on our consolidated balance sheets as the warrants were free‑standing financial instruments that may have required us to transfer assets upon exercise. See Note 13 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The warrants were initially recorded at their fair values on date of issuance, and were subsequently remeasured to fair value at each balance sheet date. Changes in the fair values of the warrants were recognized as other income or expense in the consolidated statements of operations.

Upon closing of the IPO, the warrants became warrants to purchase common stock.

Common Stock Warrants

In connection with our issuance and sale of Series D redeemable convertible preferred stock, we issued to an investor a warrant to purchase shares of our common stock. This warrant was exercisable upon completion of the IPO into the number of shares of common stock equal to 12.5% of the sum of (a) the number of shares into which the shares of our Series A preferred stock, including shares issuable upon the exercise of outstanding options to purchase shares of Series A preferred stock, convert upon an IPO and (b) the number of shares of common stock underlying the warrant. This warrant met the definition of a derivative instrument under the relevant accounting guidance and was recorded as a liability in our consolidated balance sheets. The fair value of the warrant on the date of issuance was recorded as reduction of the carrying value of the Series D redeemable convertible preferred stock and as a long‑term liability in our consolidated balance sheet. The fair value of the warrant was subsequently remeasured to its fair value at each balance sheet date. Changes in the fair value of the warrant were recognized as other income or expense in our consolidated statements of operations and comprehensive loss.

Upon closing of the IPO, the common stock warrant issued in connection with the Series D redeemable convertible preferred stock became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock.

Valuation

We utilize the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value the preferred stock warrants and common stock warrant that were classified as liabilities in our consolidated balance sheets. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying common stock and Series B and Series D redeemable convertible preferred stock, the remaining contractual terms of the warrants, risk‑free interest rates, expected dividend yields, and expected volatility of the price of the underlying common or preferred stock. We determined the fair value per share of the underlying common and preferred stock by taking into consideration our most recent sales of preferred stock, results obtained from third‑party valuations, and additional factors that we deemed relevant. We have historically been a private company and lack company‑specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk‑free interest rates were determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual terms of the warrants. We estimated the dividend yield based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Carrying Value and Fair Value of Preferred Stock

We recognized changes in the redemption values of our Series B, C, D, E, E‑1 and F redeemable convertible preferred stock immediately as they occurred and adjusted the carrying value of each series of the redeemable convertible preferred stock to equal its redemption value at the end of each reporting period as if the end of each reporting period were the redemption date. Adjustments to the carrying values of the Series B, C, D, E, E‑1 and F redeemable convertible preferred stock at each reporting date resulted in an increase or decrease to net income (loss) attributable to common stockholders.

Because shares of our Series D, E and F redeemable convertible preferred stock were redeemable in an amount equal to the greater of the original issue price per share of each series plus all declared but unpaid dividends thereon or the estimated fair value of the Series D, E or F redeemable convertible preferred stock at the date of the redemption request, and because shares of our Series E‑1 redeemable convertible preferred stock were redeemable in an amount equal to the estimated fair value of the Series E‑1 redeemable convertible preferred stock at the date of the redemption request, it was necessary for us to determine the fair value of each of these series of preferred stock in order to determine the redemption value at each reporting date. As there had been no public market for our preferred stock, the estimated fair value of our preferred stock was determined by management as of each reporting date based, in part, on the results of third‑party valuations of our preferred stock performed as of each reporting date as well as our assessment of additional objective and subjective factors that it believed were relevant. These third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation. Our preferred stock valuations at each reporting date were prepared using either a probability‑weighted expected return method, or PWERM, or a hybrid method, which used a combination of market and income approaches or a market approach to estimate our enterprise value. The hybrid method is a PWERM where the equity value in one or more of the scenarios is allocated using an option‑pricing method, or OPM.

The assumptions underlying these valuations represented our best estimates, which involved inherent uncertainties and the application of management judgment.

Upon closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock.

Capitalization of Software Development Costs

We capitalize certain costs related to the development of software for internal use and the development of software for license or sale to customers, including costs incurred for certain upgrades and enhancements that are expected to result in increased functionality.

Costs incurred to develop software to be licensed or sold to customers are expensed prior to the establishment of technological feasibility of the software and are capitalized thereafter until commercial release of the software. To date, we have not capitalized software development costs related to software to be licensed or sold to customers as the establishment of technological feasibility typically occurs shortly before the commercial release of our software products. As such, all software development costs related to software for license or sale to customers are expensed as incurred and included within research and development expense in our consolidated statements of operations and comprehensive loss.

Qualifying costs incurred to develop internal‑use software are capitalized when (1) the preliminary project stage is completed, (2) we have authorized further funding for the completion of the project and (3) it is probable that the project will be completed and performed as intended. These capitalized costs include salaries for employees who devote time directly to developing internal‑use software and external direct costs of services consumed in developing the software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal‑use software development costs are amortized using the straight‑line method over an estimated useful life of three years. Such amortization expense for internal‑use software is classified as a cost of revenue in our consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Internal-Use Software

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 was issued in order to address a customer's accounting for implementation costs incurred in a cloud computing arrangement, or CCA that is considered a service contract. Under this guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The capitalized implementation costs should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), or ASU 2018-07. ASU 2018-07 was issued in order to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt ASU 2018-07 in the first quarter of 2019 and its adoption is not expected to have a material impact on our consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, or ASU 2018-02, which provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act, or Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We will adopt ASU 2018-02 in the first quarter of 2019 and its adoption is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

We will be adopting the new standard effective January 1, 2019 using the modified retrospective transition method. We will not apply the standard to the comparative periods presented in the year of adoption. We will elect available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification and not reassess leases for the definition of lease under the new standard. Upon the adoption of ASC 842, we do not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less and plan to account for lease and non-lease components as a single lease component. The standard will have a material impact on our consolidated balance sheet but will not have a material impact on our consolidated statement of operations, consolidated statement of comprehensive loss, or consolidated statement of cash flows. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases as we expect the obligations under existing operating leases, as disclosed in Note 15 to the consolidated financial statements, will be reported in the consolidated balance sheet upon adoption. We are currently evaluating the potential changes from this guidance to future financial reporting and disclosures and designing and implementing related processes and controls. We are still assessing the incremental borrowing rates to be used in determining the quantitative impact of adoption on our financial position.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of concentration risk, fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Concentration Risk

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for information on concentration risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our portfolio of cash equivalents and short-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, asset-backed securities, commercial paper and money market funds. Our short-term investments are classified as available-for-sale securities and are carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. However, a sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carbon Black, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carbon Black, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible and convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 8, 2019
We have served as the Company’s auditor since 2014.

CARBON BLACK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$67,868	$36,073
Short-term investments	92,770	—
Accounts receivable, net of allowances of $300 and $124 as of December 31, 2018 and 2017, respectively	62,555	60,850
Prepaid expenses and other current assets	8,751	6,040
Deferred commissions	13,078	9,551
Total current assets	245,022	112,514
Deferred commissions, net of current portion	25,076	20,404
Property and equipment, net	14,370	12,459
Intangible assets, net	2,529	4,092
Goodwill	119,656	119,656
Deferred tax asset	483	—
Other-long term assets	601	2,436
Total assets	$407,737	$271,561
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,663	$2,481
Accrued expenses	20,669	18,846
Deferred revenue	152,522	130,165
Deferred rent	1,216	944
Total current liabilities	179,070	152,436
Deferred revenue, net of current portion	40,371	38,535
Warrant liability	—	2,766
Deferred rent, net of current portion	2,651	3,114
Deferred tax liability	49	33
Other long-term liabilities	42	42
Total liabilities	222,183	196,926
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock (Series B, C, D, E, E-1 and F), $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2018, 94,101,207 authorized, 88,741,194 shares issued and outstanding with aggregate liquidation preference of $272,506 as of December 31, 2017	—	333,204
Series A convertible preferred stock, $0.001 par value, no shares authorized, issued or outstanding as of December 31, 2018, 8,800,000 shares authorized, 3,851,806 shares issued and outstanding as of December 31, 2017	—	1,510
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 and no shares authorized as of December 31, 2018 and 2017, respectively; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares and 156,650,000 shares authorized as of December 31, 2018 and 2017, respectively; 69,738,599 shares and 11,193,366 shares issued and 69,683,195 and 11,139,690 shares outstanding as of December 31, 2018 and 2017, respectively	70	11
Treasury stock, at cost, 55,404 and 53,676 shares as of December 31, 2018 and 2017, respectively	(6)	(6)
Additional-paid in capital	723,051	13,429
Accumulated other comprehensive loss	(49)	—
Accumulated deficit	(537,512)	(273,513)
Total stockholders' equity (deficit)	185,554	(260,079)
Total liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit)	$407,737	$271,561

The accompanying notes are an integral part of these consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription, license and support	$198,508	$148,790	$101,824
Services	11,216	11,988	11,033
Total revenue	209,724	160,778	112,857
Cost of revenue:
Subscription, license and support	33,937	24,217	11,296
Services	11,829	11,421	9,743
Total cost of revenue	45,766	35,638	21,039
Gross profit	163,958	125,140	91,818
Operating expenses:
Sales and marketing	140,283	103,339	77,770
Research and development	64,627	52,047	36,493
General and administrative	33,609	22,337	23,289
Total operating expenses	238,519	177,723	137,552
Loss from operations	(74,561)	(52,583)	(45,734)
Interest income	2,145	173	162
Interest expense	(106)	(141)	(680)
Loss on extinguishment of debt	—	—	(161)
Change in fair value of warrant liability	(8,838)	(810)	11
Other income (expense), net	(874)	227	(498)
Loss before income taxes	(82,234)	(53,134)	(46,900)
Benefit from (provision for) income taxes	177	(78)	2,191
Net loss	(82,057)	(53,212)	(44,709)
Accretion of preferred stock to redemption value	(199,492)	(28,056)	(3,569)
Net loss attributable to common stockholders	$(281,549)	$(81,268)	$(48,278)
Net loss per share attributable to common stockholders—basic and diluted	$(5.82)	$(7.83)	$(5.87)
Weighted-average common shares outstanding—basic and diluted	48,372,897	10,382,701	8,230,338

The accompanying notes are an integral part of these consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(82,057)	$(53,212)	$(44,709)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(49)	-	-
Total other comprehensive loss	(49)	-	-
Comprehensive loss	$(82,106)	$(53,212)	$(44,709)

The accompanying notes are an integral part of these consolidated financial statements

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable									Accumulated
	Convertible		Convertible						Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid‑in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2015	72,185,335	$205,270	2,505,135	$652	5,300,732	$5	36,088	$(6)	$6	$—	$(175,592)	$(175,587)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $365	2,318,717	13,385	—	—	—	—	—	—	—	—	—	—
Issuance of Series F redeemable convertible preferred stock, common stock and stock options in connection with acquisition of Confer	13,026,145	76,724	—	—	2,652,957	3	—	—	17,454	—	—	17,457
Fair value of Customer Option and Customer Warrant issued in connection with acquisition of Confer	—	—	—	—	—	—	—	—	5,760	—	—	5,760
Issuance of Series E redeemable convertible preferred stock in connection with acquisition of VisiTrend	220,365	507	—	—	—	—	—	—	(507)	—	—	(507)
Issuance of Series F redeemable convertible preferred stock upon exercise of the Customer Option in connection with the acquisition of Confer	699,720	4,121	—	—	—	—	—	—	(4,121)	—	—	(4,121)
Issuance of common stock as partial settlement of management incentive plan liability	—	—	—	—	960,900	1	—	—	6,014	—	—	6,015
Exercise of Series A stock options	—	—	776,787	410	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	1,065,736	1	—	—	2,056	—	—	2,057
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,356	—	—	7,356
Accretion of redeemable convertible preferred stock to redemption value	—	3,569	—	—	—	—	—	—	(3,569)	—	—	(3,569)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,709)	(44,709)
Balances at December 31, 2016	88,450,282	303,576	3,281,922	1,062	9,980,325	10	36,088	(6)	30,449	—	(220,301)	(189,848)
Issuance of Series F redeemable convertible preferred stock, common stock and stock options in connection with acquisition of Confer	228,715	1,347	—	—	46,576	—	—	—	(1,347)	—	—	(1,347)
Issuance of Series B redeemable convertible preferred stock upon exercise of Series B Warrant	62,197	225	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(17,588)	—	17,588	—	—	—	—	—
Exercise of Series A stock options	—	—	569,884	448	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	1,130,377	1	—	—	3,427	—	—	3,428
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,956	—	—	8,956
Accretion of redeemable convertible preferred stock to redemption value	—	28,056	—	—	—	—	—	—	(28,056)	—	—	(28,056)
Net loss	—	—	—	—	—	—	—	—	—	—	(53,212)	(53,212)
Balances at December 31, 2017	88,741,194	333,204	3,851,806	1,510	11,139,690	11	53,676	(6)	13,429	—	(273,513)	(260,079)
Exercise of Series A stock options	—	—	360,385	211	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	199,492	—	—	—	—	—	—	(17,550)	—	(181,942)	(199,492)
Conversion of redeemable convertible preferred stock upon initial public offering	(88,741,194)	(532,696)	—	—	44,370,560	44	—	—	532,652	—	—	532,696
Conversion of convertible preferred stock upon initial public offering	—	—	(4,212,191)	(1,721)	1,709,063	2	—	—	1,719	—	—	1,721
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs incurred of $4,858	—	—	—	—	9,200,000	9	—	—	157,697	—	—	157,706
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	712,063	1	—	—	11,603	—	—	11,604
Repurchase of common stock	—	—	—	—	(1,728)	—	1,728	—	—	—	—	—
Exercise of common stock options	—	—	—	—	2,553,547	3	—	—	9,925	—	—	9,928
Stock-based compensation expense	—	—	—	—	—	—	—	—	13,576	—	—	13,576
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	—	—	(82,057)	(82,057)
Balances at December 31, 2018	—	$—	—	$—	69,683,195	$70	55,404	$(6)	$723,051	$(49)	$(537,512)	$185,554

The accompanying notes are an integral part of these consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(82,057)	$(53,212)	$(44,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,965	7,089	7,932
Stock-based compensation expense	13,576	8,956	7,356
Provisions for doubtful accounts	284	(347)	417
Non-cash interest expense	47	22	165
Change in fair value of warrant liability	8,838	810	(11)
Loss on extinguishment of debt	—	—	161
Deferred income taxes	(468)	(31)	(2,366)
Other non-cash income	(560)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	(16,901)	(13,737)
Prepaid expenses and other assets	(2,786)	(867)	(2,645)
Deferred commissions	(8,199)	(8,263)	(7,390)
Accounts payable	2,229	(696)	991
Accrued expenses	1,824	4,202	3,537
Deferred revenue	24,194	52,017	31,169
Management incentive plan liability	—	—	(13,985)
Deferred rent	(191)	(394)	360
Other long-term liabilities	(1)	(63)	(333)
Net cash used in operating activities	(37,295)	(7,678)	(33,088)
Cash flows from investing activities:
Purchases of short-term investments	(96,558)	—	—
Sale and maturities of short-term investments	4,300	—	—
Purchases of property and equipment	(6,041)	(5,145)	(5,776)
Net cash received in (paid for) business acquisitions	—	—	8,884
Capitalization of internal-use software costs	(2,319)	(922)	(411)
Payment to former shareholders of Confer	—	—	(2,000)
Net cash used in investing activities	(100,618)	(6,067)	697
Cash flows from financing activities:
Proceeds from issuance of Series F preferred stock, net of issuance costs	—	—	13,385
Proceeds from issuance of Series F preferred stock options upon exercise of the Customer Option in connection with acquisition of Confer	—	—	2,000
Proceeds from exercise of stock options	10,138	3,902	2,467
Repayments of line of credit	—	(5,500)	(94)
Repayment of borrowed funds	—	—	(6,000)
Proceeds from line of credit	—	—	5,500
Proceeds from initial public offering, net of offering costs of $2,947	159,617	—	—
Payments of deferred financing costs	(47)	(84)	—
Payments of initial public offering costs	—	(3)	(1,863)
Net cash provided by (used in) financing activities	169,708	(1,685)	15,395
Net increase (decrease) in cash, cash equivalents and restricted cash	31,795	(15,430)	(16,996)
Cash, cash equivalents and restricted cash at beginning of period	36,073	51,503	68,499
Cash, cash equivalents and restricted cash at end of period	$67,868	$36,073	$51,503
Supplemental disclosures of cash flow information:
Cash paid for interest	$61	$127	$543
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock upon initial public offering	$532,696	$—	$—
Conversion of convertible preferred stock upon initial public offering	$1,721	$—	$—
Issuance of common stock upon exercise of common stock warrants	$11,604	$—	$—
Deferred IPO costs paid in prior periods	$1,911	$—	$—
Accretion of preferred stock to redemption value	$199,492	$28,056	$3,569
Additions to property and equipment included in accounts payable at period end	$243	$290	$173
Deferred offering costs included in accounts payable at period end	$—	$257	$1
Series E preferred stock issued in connection with an acquisition	$—	$—	$507
Series F preferred stock, common stock, common stock options, Customer Option and Customer Warrant issued in connection with acquisition of Confer	$—	$—	$99,941
Issuance of common stock as partial settlement of management incentive plan liability	$—	$—	$6,015
Series B preferred stock issued upon exercise of Series B Warrant	$—	$225	$—
Series F preferred stock and common stock issued upon termination of customer warrant in connection with acquisition of Confer Technologies, Inc.	$—	$1,347	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARBON BLACK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.  Overview and Basis of Presentation

Overview

Carbon Black, Inc. (the “Company”) is a leading provider of next‑generation endpoint security solutions. The Company’s solutions enable customers to predict, prevent, detect, respond to and remediate cyber attacks before they cause a damaging incident or data breach. The Company was incorporated under the laws of the State of Delaware in December 2002 as Bit 9, Inc. and in April 2005 changed its name to Bit9, Inc. In January 2016, the Company amended its certificate of incorporation to change its name to Carbon Black, Inc.

The Company is headquartered in Waltham, Massachusetts. The Company has wholly owned subsidiaries in the United Kingdom, Singapore, Australia, Canada, Malaysia and Japan.

On April 20, 2018, the Company effected a 1-for-2 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of Company’s Series B, Series C, Series D, Series E, Series E-1 and Series F preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

On May 8, 2018, the Company closed its initial public offering (“IPO”), in which it issued and sold 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price to the public was $19.00 per share. The Company received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million. Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible and convertible preferred stock automatically converted into 46,079,623 shares of common stock. Additionally, an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 485,985 shares of common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU, No. 2014-09”), Revenue from Contracts with Customers (“ASC 606”), on a full retrospective basis as discussed in detail in Note 2. All amounts and disclosures set forth in these financial statements have been updated to comply with ASC 606.

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), permits an “emerging growth company” such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has irrevocably elected to “opt out” of this provision and, as a result, the Company will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, allowances for doubtful accounts, stock‑based compensation, valuation allowances for deferred tax assets, the valuation of common stock and preferred stock, the valuation of preferred stock and common stock warrant liabilities, and the valuation of assets acquired and liabilities assumed in business combinations, including identifiable intangible assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from the Company’s estimates.

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision‑making group, in making decisions regarding resource allocation and performance assessment. The Company has determined that its chief operating decision maker is its President and Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities that are denominated in a foreign currency are revalued into U.S. dollars at the exchange rates in effect at each reporting date. Income and expense accounts are revalued into U.S. dollars on the date of the transaction using the exchange rate in effect on the transaction date. Nonmonetary assets, liabilities, and equity transactions are converted at historical exchange rates in effect at the time of the transaction. All resulting foreign currency transaction gains and losses are recorded in the consolidated statements of operations as other income or expense. The net foreign currency transaction (losses) gains recorded by the Company for the years ended December 31, 2018, 2017 and 2016 were $(874), $227, and $(511), respectively.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. The Company applies the following five steps to recognize revenue:

(i)	Identification of the contract, or contracts, with a customer

The Company considers the terms and conditions of the Company’s contracts and the Company’s customary business practices to identify contracts under ASC 606. The Company considers that it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the products or services to be transferred, the Company can identify the payment terms for the products or services to be transferred, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

(ii)	Identification of the performance obligation(s) in the contract

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

(iii)	Determination of the transaction price

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

(iv)	Allocation of the transaction price to performance obligations in the contract

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

(v)	Recognition of revenue when, or as, a performance obligation is satisfied

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

The Company’s employees may incur out-of-pocket expenses when providing services to customers that are reimbursable from the customer under the terms of the service contract. The Company bills any out-of-pocket expenses incurred in the performance of these services to the customer. The expenses are classified on a gross basis as revenue and costs of revenue in the consolidated statements of operations. The Company’s determination of a gross presentation is based on an assessment of the relevant facts and circumstances, including the fact that the Company’s customers, rather than the Company, benefit from the expenditures and the Company bears the credit risk of the reimbursement until it receives reimbursement from the customer.

Variable Consideration

Revenue is recorded at the net sales price, which is the transaction price. The Company does not offer refunds, rebates or credits to customers in the normal course of business. The impact of variable consideration has not been material.

Contract Costs

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer agreements. Commissions are earned by the Company’s sales force and paid in full upon the receipt of customer orders for new arrangements or renewals. Commission costs are capitalized when earned and are amortized as expense over an estimated customer relationship period of five years. The Company determined the estimated customer relationship period by taking into consideration the contractual term and expected renewals of customer contracts, its technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on new sales.

Commissions paid relating to contract renewals are deferred and amortized over the related renewal period. Costs to obtain a contract for service arrangements are expensed as incurred in accordance with the practical expedient as the contractual period for services is one year or less.

As of December 31, 2018 and 2017, the Company recorded $38,154 and $29,955 of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during December 31, 2018, 2017, and 2016, totaled $20,955, $18,308 and $13,871, respectively. Amortization of deferred commissions as of December 31, 2018, 2017, and 2016 totaled $12,756, $10,047, and $6,483, respectively, and is included in sales and marketing expense in the consolidated statements of operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions.

The Company does not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the year ended December 31, 2018, the Company recognized revenue of $127,487 which was included in the deferred revenue balance as of December 31, 2017.

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. The Company generally bills its customers in advance, and payment terms on invoiced amounts are typically 30 to 90 days. Contract costs include amounts related to its contractual right to consideration for completed and partially completed performance obligations that may not have been invoiced; such amounts have been insignificant to date.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one financial institution, which management believes to be of a high credit quality, in amounts that at times may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2018, two channel partners accounted for 22.7% and 20.4% of outstanding accounts receivable, respectively. As of December 31, 2017, two channel partners accounted for 20.2% and 16.2% of outstanding accounts receivable, respectively.

For the year ended December 31, 2018, two channel partners accounted for 20.4% and 18.9% of total revenue, respectively. For the years ended December 31, 2017 and 2016, one channel partner accounted for 26.9% and 31.3% of total revenue, respectively.

The Company does not have significant operations outside of the United States. During the years ended December 31, 2018, 2017 and 2016, revenue from customers located outside of the United States in the aggregate accounted for 17.3%, 13.8%, and 11.1%, respectively, of the Company’s total revenue, with no country representing greater than 10% of total revenue for those periods. Additionally, substantially all of the Company’s long‑lived tangible assets (consisting of property and equipment) were held within the United States as of December 31, 2018 and 2017.

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The Company generally does not require collateral to secure accounts receivable. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write‑off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non‑recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as general and administrative expenses in the consolidated statements of operations.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents, short-term investments, preferred stock warrant liabilities and common stock warrant liability are carried at their fair values as determined according to the fair value hierarchy described above (see Note 5). The carrying values of accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to the short‑term nature of these assets and liabilities.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of highly liquid investments in money market funds.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Short-term investments are classified as available-for-sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of interest income, net in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized using the straight‑line method over the estimated useful lives of the assets. Computer equipment is depreciated over three or four years. Computer software, furniture and fixtures and office equipment are depreciated over three years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of seven years. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Software Development Costs

The Company capitalizes certain costs related to the development of software for internal use and the development of software for license or sale to customers, including costs incurred for certain upgrades and enhancements that are expected to result in increased functionality.

Costs incurred to develop software to be licensed or sold to customers are expensed prior to the establishment of technological feasibility of the software and are capitalized thereafter until commercial release of the software. The Company has not historically capitalized software development costs as the establishment of technological feasibility typically occurs shortly before the commercial release of its software products. As such, all software development costs related to software for license or sale to customers are expensed as incurred and included within research and development expense in the consolidated statements of operations.

Qualifying costs incurred to develop internal‑use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include salaries for employees who devote time directly to developing internal‑use software and external direct costs of services consumed in developing the software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal‑use software development costs are amortized using the straight‑line method over an estimated useful life of three years. Such amortization expense for internal‑use software is classified as cost of subscription, license and support revenue in the consolidated statements of operations.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Transaction costs related to business combinations are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed and the allocation of the purchase price requires management to use significant judgment and estimates, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, expected long‑term market growth, future expected operating expenses, costs of capital and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations.

Contingent payments that are dependent upon post‑combination services, if any, are considered separate transactions outside of the business combination and are, therefore, included in the post‑combination consolidated statements of operations. In addition, uncertain tax positions assumed and valuation allowances related to the net deferred tax assets acquired in connection with a business combination are estimated as of the acquisition date and recorded as part of the purchase. Thereafter, any changes to these uncertain tax positions and valuation allowances are recorded as part of the provision for income taxes in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period and a reduction of the Company’s market capitalization relative to net book value.

The Company performs an annual impairment test on December 1 or whenever events or changes in circumstances indicate that goodwill may be impaired. Significant judgments required in testing goodwill for impairment and changes in estimates and assumptions could materially affect the determination of whether impairment exists and, if so, the amount of that impairment.

The Company has determined that there is one reporting unit for purposes of testing goodwill for impairment. In testing goodwill for impairment, the Company first considers qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, entity‑specific financial performance and other events, such as changes in management, strategy and primary customer base. The Company also has the option to perform step one of the goodwill impairment test. The Company will compare the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the Company will record an impairment charge in the consolidated statements of operations to reduce the carrying value of the assets to the reporting unit's implied fair value. Based on the qualitative assessment performed on December 1, 2018, the Company determined it was unlikely that its reporting unit fair value was less than its carrying value and no two-step impairment test was required. In each of its annual goodwill impairment tests performed as of December 1, 2017 and 2016, the estimated fair value of the Company’s single reporting unit significantly exceeded its carrying amount. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairment charges related to goodwill.

Intangible Assets, Net

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets include developed technology, trade name and customer relationships obtained through business acquisitions that occurred during the year ended December 31, 2016.

Impairment of Long‑Lived Assets

Long‑lived assets consist of property and equipment, including internal‑use software, and finite‑lived acquired intangible assets, such as developed technology, trade name and customer relationships. Long‑lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long‑lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long‑lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long‑lived assets. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2018, 2017 and 2016.

Deferred Offering Costs

Deferred offering costs consisted of fees and expenses incurred in connection with the anticipated sale of the Company’s common stock in an IPO, including legal, accounting, printing and other IPO-related costs. As of December 31, 2017, the Company recorded $2,167 of deferred offering costs in other long‑term assets in the consolidated balance sheet. Upon the closing of the Company’s IPO, $4,858 of deferred offering costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the IPO.

Deferred Rent

The Company records rent expense on a straight‑line basis using a constant periodic rate over the term of its lease agreements. The excess of the cumulative rent expense incurred over the cumulative amounts due under the lease agreements is deferred and recognized over the term of the leases. Leasehold improvement reimbursements from landlords are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

Preferred Stock Warrant Liability and Common Stock Warrants

Preferred Stock Warrant Liability

The Company classified warrants to purchase shares of its preferred stock as a liability on its consolidated balance sheets as the warrants were free‑standing financial instruments that may have required the Company to transfer assets upon exercise (see Note 13). The warrants were initially recorded at their fair values on date of issuance, and were subsequently remeasured to fair value at each balance sheet date. Changes in the fair values of the warrants were recognized as other income or expense in the consolidated statements of operations.

The Company used the Black‑Scholes option‑pricing model, which incorporated assumptions and estimates, to value the preferred stock warrants. The Company assessed the assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement of each warrant included the fair value per share of the underlying preferred stock, the remaining contractual term of the warrant, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third‑party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company‑specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of each warrant at the time. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of each warrant. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

Common Stock Warrants

The Company also issued warrants to purchase shares of common stock to an investor in connection with the issuance of the Series D redeemable convertible preferred stock and to a lender in connection with the issuance of debt.

The warrant to purchase common stock issued in connection with the Series D redeemable convertible preferred stock was exercisable upon completion of the Company’s IPO into the number of shares of common stock equal to 12.5% of the sum of (a) the number of shares of common stock into which the shares of Series A convertible preferred stock, including shares issuable upon the exercise of outstanding options to purchase shares of Series A convertible preferred stock, convert upon an IPO (see Note 13) and (b) the number of shares of common stock underlying the warrant. The warrants met the definition of a derivative instrument under the relevant accounting guidance and were recorded as a liability in the consolidated balance sheets. The fair value of the warrant on the date of issuance was recorded as a reduction of the carrying value of the Series D redeemable convertible preferred stock and as a long‑term liability in the consolidated balance sheets. As a result, the warrant liability was remeasured to its fair value at the end of each reporting period, with the related change in fair value recorded as other income or expense in the consolidated statements of operations.

The Company used the Black-Scholes option-pricing model, which incorporated assumptions and estimates, to value the common stock warrant. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement of the warrant included the fair value per share of the underlying common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common stock. The Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

The warrants to purchase common stock issued in connection with the Mezzanine Term Loan (see Note 13) represented rights to a fixed number of shares and were indexed to the Company’s stock because their values were based upon the value of the underlying shares. As such, the warrants were classified within stockholders’ equity (deficit) under the relevant accounting guidance. The Company recorded a discount to the carrying value of the Mezzanine Term Loan based on the relative fair values of such debt and the warrants issued in conjunction with the debt. The debt discount under this arrangement was amortized to interest expense using the effective interest rate method over the term of the related debt to its date of maturity.

Upon closing of the IPO, the common stock warrant issued in connection with the Series D redeemable convertible preferred stock became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock. Additionally, the warrants to purchase the Series D preferred stock became warrants to purchase common stock.

Subsequent to the IPO and during the twelve months ended December 31, 2018, these common stock warrants were net exercised at an exercise price of $2.9891 per share to purchase 130,965 shares of common stock and the common stock warrant issued to a lender in connection with the issuance of debt was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock.

As of December 31, 2018, there are no preferred stock warrants or common stock warrants outstanding.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, advertising costs were $5,692, $4,712, and $4,024, respectively.

Research and Development Costs

Research and development costs, other than capitalized software development costs discussed above, are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Stock‑Based Compensation

The Company measures all stock options and other stock‑based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options to employees with only service‑based vesting conditions and records the expense for these awards using the straight‑line method.

The Company measures stock‑based awards granted to non‑employee consultants based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such non‑employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then‑current fair value of the Company’s common stock and updated assumption inputs in the Black‑Scholes option‑pricing model.

The Company classifies stock‑based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre‑vesting forfeitures for service‑based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock‑based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option‑pricing model. The Company historically has been a private company and lacks company‑specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain‑vanilla” options. The expected term of stock options granted to non‑employees is equal to the contractual term of the option award. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted stock award or restricted stock unit award is measured as the difference between the purchase price per share of the award, if any, and the fair value per share of the Company’s common stock on the date of grant.

Carrying Value of Redeemable Convertible Preferred Stock

The Company recognized changes in the redemption values of its Series B, C, D, E, E‑1 and F redeemable convertible preferred stock immediately as they occurred and adjusted the carrying value of each series of the redeemable convertible preferred stock to equal its redemption value at the end of each reporting period as if the end of each reporting period were the redemption date. Adjustments to the carrying values of the Series B, C, D, E, E‑1 and F redeemable convertible preferred stock at each reporting date resulted in an increase or decrease to net income (loss) attributable to common stockholders.

Because shares of the Company’s Series D, E and F redeemable convertible preferred stock were redeemable in an amount equal to the greater of the original issue price per share of each series plus all declared but unpaid dividends thereon or the estimated fair value of the Series D, E or F redeemable convertible preferred stock at the date of the redemption request, and because shares of the Company’s Series E‑1 redeemable convertible preferred stock were redeemable in an amount equal to the estimated fair value of the Series E‑1 redeemable convertible preferred stock at the date of the redemption request, it was necessary for the Company to determine the fair value of each of these series of preferred stock in order to determine the redemption value at each reporting date. As there had been no public market for the Company’s preferred stock, the estimated fair value of the Company’s preferred stock was determined by management as of each reporting date based, in part, on the results of third‑party valuations of the Company’s preferred stock performed as of each reporting date as well as management’s assessment of additional objective and subjective factors that it believed were relevant. These third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation. The Company’s preferred stock valuations at each reporting date were prepared using either a probability‑weighted expected return method (“PWERM”) or a hybrid method, which used a combination of market and income approaches or a market approach to estimate the Company’s enterprise value. The hybrid method is a PWERM where the equity value in one or more of the scenarios is allocated using an option‑pricing method (“OPM”).

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management judgment.

Upon closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2018, was comprised of unrealized losses on available-for-sale securities of $(49). The Company did not hold any available-for-sale securities as of December 31, 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns in different periods. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two‑step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more‑likely‑than‑not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss per Share

The Company follows the two‑class method when computing net income (loss) per share as the Company has issued shares that met the definition of participating securities. The two‑class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted‑average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, unvested restricted stock units and warrants for the purchase of preferred stock and common stock. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted‑average number of common shares outstanding for the period, including potential dilutive common shares, assuming the dilutive effect of outstanding stock options, unvested restricted stock units and warrants for the purchase of preferred stock and common stock.

The Company’s redeemable convertible and convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016.

Impact of Recently Adopted Accounting Standards

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASC 606, which supersedes existing revenue recognition guidance under GAAP. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method, which required the Company to restate each prior reporting period presented for the impact of adoption of the standard.

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

For subscription license sales of CB Protection and CB Response, under the new standard, the Company considers the software license and the access to the threat intelligence capabilities of the CB Predictive Security Cloud, which provides continuous updates of real-time threat intelligence, to be a single performance obligation. As a result, the arrangement consideration allocated to the software license is deferred on the Company’s balance sheet and recognized ratably over the term of the subscription as the performance obligation is satisfied. However, under the new standard, the Company is no longer required to delay the commencement of revenue recognition of subscription licenses until the commencement of any professional services and training sold with the subscription license due to the lack of vendor specific objective evidence (“VSOE”) of its longest delivered service elements, maintenance and support. While under the new standard, maintenance services and customer support related to subscription licenses are a stand-alone performance obligation, the related revenue continues to be recognized ratably over the term of the maintenance and support arrangement as the performance obligation is satisfied.

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

The Company adjusted its consolidated financial statements due to the adoption of ASC 606. The cumulative impact to the accumulated deficit as of December 31, 2015 as a result of the adoption of ASC 606 resulted in an adjusted balance of ($175,592). As of December 31, 2016, the previously reported deficit of ($224,115) changed to ($220,301) as a result of the adoption of ASC 606, which included the $3,969 deficit impact from 2015 and the ($155) impact to 2016 net income. Select consolidated financial statements, which reflect the adoption of ASC 606 are as follows:

	As of December 31, 2017
		Adjustments for
	As Previously	ASC 606
	Reported	Adoption	As Adjusted
Consolidated Balance Sheet
Assets:
Deferred commissions, current portion	$15,195	$(5,644)	$9,551
Deferred commissions, net of current portion	$3,811	$16,593	$20,404
Liabilities, redeemable convertible and convertible preferred stock and stockholders' equity (deficit):
Deferred revenue, current portion	$132,278	$(2,113)	$130,165
Deferred revenue, net of current portion	$31,902	$6,633	$38,535
Accumulated deficit	$(279,942)	$6,429	$(273,513)

	Year Ended December 31,
	2017			2016
	As Previously Reported	Adjustments for ASC 606 Adoption	As Adjusted	As Previously Reported	Adjustments for ASC 606 Adoption	As Adjusted
Consolidated Statements of Operations
Subscription, license and support	$149,262	$(472)	$148,790	$104,786	$(2,962)	$101,824
Services	$12,752	$(764)	$11,988	$11,453	$(420)	$11,033
Total revenue	$162,014	$(1,236)	$160,778	$116,239	$(3,382)	$112,857
Gross profit	$126,376	$(1,236)	$125,140	$95,200	$(3,382)	$91,818
Sales and marketing	$107,190	$(3,851)	$103,339	$80,997	$(3,227)	$77,770
Total operating expenses	$181,574	$(3,851)	$177,723	$140,779	$(3,227)	$137,552
Loss from operations	$(55,198)	$2,615	$(52,583)	$(45,579)	$(155)	$(45,734)
Loss before income taxes	$(55,749)	$2,615	$(53,134)	$(46,745)	$(155)	$(46,900)
Net loss and comprehensive loss	$(55,827)	$2,615	$(53,212)	$(44,554)	$(155)	$(44,709)
Net loss attributable to common stockholders	$(83,883)	$2,615	$(81,268)	$(48,123)	$(155)	$(48,278)
Net loss per share attributable to common stockholders—basic and diluted	$(8.08)	$0.25	$(7.83)	$(5.85)	$(0.02)	$(5.87)

	Year Ended December 31,
	2017			2016
	As Previously Reported	Adjustments for ASC 606 Adoption	As Adjusted	As Previously Reported	Adjustments for ASC 606 Adoption	As Adjusted
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(55,827)	$2,615	$(53,212)	$(44,554)	$(155)	$(44,709)
Changes in operating assets and liabilities, excluding the impact of acquisition of businesses:
Deferred commissions	$(4,412)	$(3,851)	$(8,263)	$(4,163)	$(3,227)	$(7,390)
Deferred revenue	$50,781	$1,236	$52,017	$27,787	$3,382	$31,169

Restricted Cash

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) , referred to herein as ASU 2016-18, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of ASU 2016-18 impacted the presentation of the consolidated statement of cash flows with the inclusion of restricted cash for the year ended December 31, 2016.

Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. The Company’s restricted cash balances as of December 31, 2015 were primarily made up of cash posted as collateral for its lease of its corporate office facilities. As of December 31, 2018, 2017 and 2016, the Company had no restricted cash balances. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the consolidated balance sheets, to the total of the amounts reported in the consolidated statement s of cash flows included herein:

	Year Ended December 31,
	2018	2017	2016	2015
Consolidated Balance Sheet
Assets:
Cash and cash equivalents	$67,868	$36,073	$51,503	$66,996
Restricted cash, current, included in prepaid expenses and other current assets	—	—	—	62
Restricted cash, net of current portion	—	—	—	1,441
Cash, cash equivalents and restricted cash	$67,868	$36,073	$51,503	$68,499

Impact of Recently Issued Accounting Standards

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

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 was issued in order to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2018-07 in the first quarter of 2019 and its adoption is not expected to have a material impact on its consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (“ASU 2018-02”), which provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act (“Tax Act”). The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company will adopt ASU 2018-02 in the first quarter of 2019 and its adoption is not expected to have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

The Company will be adopting the new standard effective January 1, 2019 using the modified retrospective transition method. The Company will not apply the standard to the comparative periods presented in the year of adoption. The Company will elect available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification and not reassess leases for the definition of lease under the new standard. Upon the adoption of ASC 842, the Company does not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less and plans to account for lease and non-lease components as a single lease component. The standard will have a material impact on the Company’s consolidated balance sheet but will not have a material impact on the Company’s consolidated statement of operations, consolidated statement of comprehensive loss, or consolidated statement of cash flows. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases as the Company expects the obligations under existing operating leases, as disclosed in Note 15 to the consolidated financial statements, will be reported in the consolidated balance sheet upon adoption. The Company is currently evaluating the potential changes from this guidance to future financial reporting and disclosures and designing and implementing related processes and controls. The Company is still assessing the incremental borrowing rates to be used in determining the quantitative impact of adoption on the Company’s financial position.

3.  Business Combinations

Confer Technologies, Inc.

On June 3, 2016, the Company acquired 100% of the outstanding shares of Confer Technologies, Inc. (“Confer”) pursuant to the terms of an agreement and plan of merger between the parties (the “Merger Agreement”). The acquisition of Confer was intended to strengthen the Company’s endpoint‑security platform and allow the Company to offer a product specifically targeted at a significant customer segment that exhibited demand for a lightweight, next‑generation antivirus solution. As initial consideration for the acquisition, the Company issued 13,026,145 shares of Series F redeemable convertible preferred stock (“Series F preferred stock”) and 2,652,957 shares of common stock to the former stockholders of Confer on the closing date. In addition, the consideration for the acquisition included the fair values as of the acquisition date of employee stock options replaced by the Company as well as a stock option and a stock purchase warrant held by a Confer customer that were replaced by the Company, as described below.

Elements of Purchase Consideration

Customer Option.  Under an agreement that existed prior to the Company’s acquisition of Confer, Confer had granted to one of its customers the option to purchase up to $2,000 in shares of Confer’s preferred stock at a price of $2.86 per share. This agreement provided that the customer’s option to purchase shares would continue to exist in the event that Confer was acquired by or merged with another party. As a result, in connection with the Company’s acquisition of Confer, the customer received the right to purchase 699,720 shares of the Company’s Series F preferred stock at a price of $2.86 per share for a period of 60 days after June 3, 2016 (the “Customer Option”). Pursuant to the terms of the Merger Agreement, in the event that the customer exercised this option, the Company would remit the exercise proceeds of $2,000 to the former stockholders of Confer. If the customer did not exercise this option before expiration, the shares of Series F preferred stock reserved for purchase were to be distributed on a pro rata basis to the former stockholders of Confer based on the preferred stock, common stock or options received by them on the closing date of the acquisition by the Company. The Company determined that the Customer Option (and its required issuance of shares to either the customer or to the former stockholders of Confer) represented additional purchase consideration and recorded the fair value of the Customer Option, of $4,121, as a credit to additional paid‑in capital on the date of acquisition. In August 2016, the customer exercised the Customer Option and paid $2,000 to the Company, and the Company issued 699,720 shares of the Series F preferred stock and reclassified the value of $4,121 from additional paid‑in capital to the carrying value of the Series F preferred stock. Upon receipt of the exercise proceeds, the Company remitted the $2,000 to the former stockholders of Confer, as required. On the Company’s consolidated statement of cash flows for the year ended December 31, 2016, the receipt of the $2,000 from the exercise of the Customer Option was presented as a cash flow from financing activities and the payment of the $2,000 was presented as a cash flow from investing activities.

Under that same agreement, Confer agreed to provide the customer with licensed software, threat analysis feeds and support services in exchange for specified fees payable to Confer. Based on the terms of customer acceptance outlined in the agreement, Confer could not invoice the customer for any fees until the customer had accepted the software. As of the date of the Company’s acquisition of Confer, the acceptance criteria had not been met and Confer had not invoiced or received any payments under the agreement. Pursuant to the terms of the Merger Agreement, the Company agreed to pay the former Confer stockholders up to $2,160 for license fee amounts received by the Company subsequent to the customer’s acceptance of the software. As of the acquisition date, the Company concluded that there was a remote probability that the customer would accept the software and that any license fees would be remitted to the former stockholders of Confer. This conclusion was primarily due to the fact that the tasks outlined to achieve acceptance under the customer agreement had not commenced as of the acquisition date and the Company did not have any expectation that the customer would be able to successfully deploy the software. Due to the remote probability of customer acceptance of the software and payment of license fee amounts, the Company determined that the fair value of this contingent payment obligation to the former stockholders of Confer was $0 on the date of acquisition. As of December 31, 2016, the customer had not accepted the software and the Company had not invoiced or received any fees under the customer agreement. The Company and the customer mutually agreed to terminate the customer agreement and entered into a Termination Agreement and Mutual Release as of March 15, 2017. As a result, the customer no longer has the right to the licensed software, threat analysis feeds and support services and the Company will not receive any fees.

Customer Warrant.  Under a second agreement with the same customer that existed prior to the Company’s acquisition of Confer, Confer agreed to grant to the customer a warrant to purchase up to $1,000 in shares of Confer’s preferred stock, issuable to the customer only upon Confer and the customer entering into a channel partner agreement. This agreement provided that the customer’s warrant would continue to exist in the event that Confer was acquired by or merged with another party. Pursuant to the terms of the Merger Agreement, the customer would be issued a warrant to purchase up to $1,000 in shares of the Company’s Series F preferred stock at an exercise price of $2.86 per share for a period of 60 days after June 3, 2016, conditioned upon the Company and the customer entering into a channel partner agreement (the “Customer Warrant”). Pursuant to the terms of the Merger Agreement, in the event that the customer was issued the warrant and the warrant was exercised by the customer, the Company would remit the exercise proceeds of $1,000 to the former stockholders of Confer. If the customer and the Company failed to execute a channel partner agreement and the warrant was not issued to the customer, then the shares reserved for the Customer Warrant were to be distributed on a pro rata basis to the former stockholders of Confer based on the preferred stock, common stock or options received by them on the closing date of the acquisition by the Company. The Company determined that the Customer Warrant (and its potential issuance of shares to either the customer or to the former stockholders of Confer) represented additional purchase consideration and recorded the fair value of the Customer Warrant, of $1,639, as a credit to additional paid‑in capital on the date of acquisition. As of the acquisition date, the Company concluded that there was a remote probability that the customer and the Company would enter into a channel partner agreement. As a result, for the purpose of estimating the fair value of additional purchase consideration, the Company assumed that the customer would not be issued the warrant and that the shares would instead be distributed to the former stockholders of Confer.

Following the acquisition date and during the remainder of 2016, the Company agreed to extend the period during which the Company and the customer could enter into a channel partner agreement through February 2017, at which time the negotiation period expired without a channel partner agreement being consummated. The Company and the customer mutually agreed to terminate these discussions and entered into a Termination Agreement and Mutual Release as of March 15, 2017 with respect to this initiative. As a result, the Company concluded that the customer would not be issued the warrant, and the Company would instead issue 228,715 shares of Series F preferred stock, 46,576 shares of common stock and options to purchase 13,985 shares of common stock to the former stockholders of Confer.

In June 2017, the Company issued 228,715 shares of Series F preferred stock, 46,576 shares of common stock and options to purchase 13,985 shares of common stock to the former stockholders of Confer. The Company recorded the issuance of the 228,715 shares of Series F preferred stock and the 46,576 shares of common stock based on the fair value of the Customer Warrant of $1,639 that was recorded as of the Confer acquisition date. That fair value of the Customer Warrant consisted of (i) $1,347 for 228,715 shares of Series F preferred stock, based on the acquisition‑date fair value of $5.89 per share of Series F preferred stock, and (ii) $292 for 46,576 shares of common stock, based on the acquisition‑date fair value of $6.26 per share of common stock.

The Company accounted for the issuance of the 228,715 shares of Series F preferred stock in June 2017 by recording a $1,347 increase to the carrying value of Series F preferred stock and a corresponding decrease to additional paid‑in capital previously recorded as part of the fair value of the Customer Warrant. The Company accounted for the issuance of the 46,576 shares of common stock in June 2017 by recording a $292 increase to additional paid‑in capital and a corresponding decrease to additional paid‑in capital previously recorded as part of the fair value of the Customer Warrant.

The Company accounted for the issuance of the options to purchase 13,985 shares of common stock as new grants to employees under its 2012 Stock Option and Grant Plan (see Note 12). The options have an exercise price of $5.88 per share, vest over a four‑year period, and had a fair value of $2.80 per share on the grant date, as determined using the Black‑Scholes option‑pricing model.

Replacement Stock Options.  In connection with the acquisition of Confer, the Company also replaced all outstanding stock options held by employees of Confer immediately prior to the acquisition with options to acquire shares of the Company’s common stock with substantially the same terms and conditions as were applicable under the original options. In total, the Company replaced outstanding options to purchase Confer common stock with options to purchase 796,817 shares of the Company’s common stock at a weighted‑average exercise price of $2.19 per share. Of the total amount of options, options to purchase 154,801 shares of common stock were fully vested on the acquisition date. The Company determined that there was no post‑combination employee service required for the fully vested replacement awards. As a result, the aggregate fair value of the vested replacement options on the acquisition date, determined to be $731, was recorded as additional purchase consideration transferred to the stockholders of Confer and as additional paid‑in capital in the Company’s consolidated balance sheet. The Company determined that there was both pre‑combination and post‑combination service required for the unvested replacement awards. In addition, a portion of the fair value of the unvested replacement awards, aggregating $119, was determined to be related to pre‑combination service based on the vesting terms of the original options and was recorded as additional purchase consideration transferred to the stockholders of Confer and as additional paid‑in capital in the Company’s consolidated balance sheet. The remaining fair value of the unvested awards determined to be related to post‑combination service will be recognized by the Company as stock‑based compensation expense over the remaining service periods of the respective awards, beginning on the acquisition date.

The aggregate acquisition‑date fair value of purchase consideration transferred was determined to be $99,941, consisting of the following:

Fair value of Series F preferred stock issued at closing	$76,724
Fair value of common stock issued at closing	16,607
Fair value of the Customer Option	4,121
Fair value of the Customer Warrant	1,639
Fair value of replacement options to purchase common stock	850
Total fair value of purchase consideration	$99,941

The aggregate fair value of the 13,026,145 shares of Series F preferred stock issued at closing was determined to be $76,724, based on a fair value of $5.89 per share of Series F preferred stock. The aggregate fair value of the 2,652,957 shares of common stock issued at closing was determined to be $16,607, based on a fair value of $6.26 per share of common stock. The aggregate fair value of the replacement options to purchase common stock recorded as purchase consideration for pre‑combination services was determined to be $850, based on a weighted‑average fair value of $4.72 per option. The per share fair values of $5.89 for Series F preferred stock, of $6.26 for common stock and of $4.72 for replacement options were based on the results of a third‑party valuation performed as of the acquisition date. The third‑party valuation was prepared using a hybrid of the PWERM and the OPM, which used a combination of market and income approaches to estimate the Company’s enterprise value. In the third‑party valuation, three types of future‑event scenarios were considered: an IPO scenario, a sale scenario and a remain‑private scenario. Each type of future‑event scenario was probability weighted by the Company based on an evaluation of its historical and forecasted performance and operating results, an analysis of market conditions at the time, and its expectations as to the timing and likely prospects of the future‑event scenarios. A discount for lack of marketability was then applied to arrive at an indication of fair value per share for each of the Series F preferred stock, common stock and replacement options to purchase common stock.

The Company determined the fair value of the Customer Option, of $4,121, based on the $5.89 fair value per share of Series F preferred stock on the date of the Company’s acquisition of Confer, multiplied by the 699,720 shares of the Company’s Series F preferred stock that were required to be issued by the Company to the customer upon exercise of the Customer Option (with exercise proceeds being remitted to the former stockholders of Confer).

The Company determined the fair value of the Customer Warrant, of $1,639, based on the aggregate acquisition‑date fair values of the (i) 228,715 shares of the Company’s Series F preferred stock and (ii) 46,576 shares of common stock that were required to be issued by the Company to the former stockholders of Confer in the event that the Customer Warrant was not issued to the customer, due to the fact the Company believed that there was a remote probability that it and the customer would enter into a channel partner agreement, a condition required for the Customer Warrant to be issued and exercisable.

Allocation of the Purchase Consideration

The acquisition of Confer was accounted for in accordance with the acquisition method of accounting for business combinations. Acquisition‑related costs totaling $567 were expensed to general and administrative expenses as incurred. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the total purchase price was as follows:

Cash	$8,884
Intangible assets	7,200
Goodwill	87,785
Net tangible liabilities assumed	(1,499)
Deferred tax liability	(2,429)
Total purchase price	$99,941

Identifiable intangible assets acquired in the acquisition consisted of developed technology and customer relationships. The developed technology includes a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for existing and planned new products and services. The customer relationships asset relates to Confer’s ability to sell existing, in‑process and future products and services to its existing and potential customers. There was no value assigned to the Confer trade name as its use was discontinued. The estimated useful lives and fair values of the identifiable intangible assets are as follows:

	Estimated
	Useful Life	Fair Value
Developed technology	5 years	$4,600
Customer relationships	6 months	2,600
		$7,200

The fair value of the developed technology was estimated using the relief‑from‑royalty method, a form of the income approach, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief‑from‑royalty method involves two steps: (i) estimation of reasonable royalty rates for the assets and (ii) the application of these royalty rates to a revenue stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (i.e., relief‑from‑royalty payment) associated with the developed technology. The cash flows were then discounted to present value by the selected discount rate. Key assumptions used in this model were revenue projections, discount rates and royalty rates, all of which were estimated by management.

The fair value of the customer relationship intangible asset was estimated using the replacement method, a form of the cost approach, which estimates the costs to replace the customer base. The Company estimated the time to recreate the customer base and multiplied it by the estimated annual costs, which were based on Confer’s historical sales and marketing costs and included an overhead allocation. The key assumption in the model was the estimated time to recreate the customer base.

The excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the acquisition was allocated to goodwill in the amount of $87,785. Goodwill recognized in the acquisition was attributed to the longer‑term opportunity for future enhancement of the Company’s product offerings and to the cyber‑security expertise of the assembled workforce obtained.

The goodwill recorded as part of the Confer acquisition is not deductible for U.S. federal income tax purposes. In addition to the $2,429 of deferred tax liabilities recorded as part of the business combination for the non‑deductible intangible assets acquired, the Company also recorded $6,221 of acquired deferred tax assets, primarily related to net operating loss and tax credit carryforwards and deferred revenue, but recorded those in purchase accounting with a full valuation allowance due to the uncertainty of realizing a benefit from those assets.

The results of operations of Confer have been included in the Company’s consolidated statements of operations from the acquisition date. The operations of Confer were fully integrated into the Company’s operations and no separate financial results of the business were maintained. Therefore, it is impracticable for the Company to report the amounts of revenues and earnings of Confer included in its consolidated results of operations.

4.  Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments consist of the following:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,047	$—	$—	$52,047
Total cash equivalents	$52,047	$—	$—	$52,047

Short-term investments:
Commercial paper	$42,706	$—	$—	$42,706
U.S. treasury securities	21,486	—	(9)	21,477
Corporate bonds	13,790	—	(23)	13,767
Asset-backed securities	14,837	—	(17)	14,820
Total short-term investments	$92,819	$—	$(49)	$92,770

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$21,597	$—	$—	$21,597
Total cash equivalents	21,597	—	—	21,597

5.  Fair Value of Financial Instruments

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,047	$—	$—	$52,047
Total cash equivalents	$52,047	$—	$—	$52,047

Short-term investments:
Commercial paper	$—	$42,706	$—	$42,706
U.S. treasury securities	21,477	—	—	21,477
Corporate bonds	—	13,767	—	13,767
Asset-backed securities	—	14,820	—	14,820
Total short-term investments	$21,477	$71,293	$—	$92,770

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,597	$—	$—	$21,597
Total cash equivalents	$21,597	$—	$—	$21,597

Liabilities:
Series D preferred stock warrant liability	$—	$—	$992	$992
Common stock warrant liability	—	—	1,774	1,774
	$—	$—	$2,766	$2,766

As of December 31, 2018 and 2017, the Company’s cash equivalents, which were invested in money market funds, were valued based on Level 1 inputs. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liabilities in the tables above consisted of the fair values of warrants for the purchase of preferred stock and common stock (see Note 13) and were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the liabilities for preferred stock warrants and the common stock warrant utilized the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates to value the preferred stock warrants and the common stock warrant. The Company assessed these assumptions and estimated on a quarterly basis as additional information impacting the assumptions were obtained. Changes in the fair value of the preferred stock warrants and the common stock warrant were recognized in the consolidated statements of operations.

Changes in the fair values of the Company’s preferred stock warrant liabilities and common stock warrant liability for the periods presented were as follows:

	Series B Preferred Stock Warrant Liability	Series D Preferred Stock Warrant Liability	Common Stock Warrant Liability
Fair value at December 31, 2016	$225	$852	$1,104
Change in fair value	—	140	670
Exercise of Series B warrant	(225)	—	—
Fair value at December 31, 2017	$—	$992	$1,774
Change in fair value	$—	$1,378	$7,460
Exercise of common stock warrant	—	—	(9,234)
Conversion to common stock warrant	—	(2,370)	—
Fair value at December 31, 2018	$—	$—	$—

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

6.  Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2018	2017
Allowance for doubtful accounts at beginning of year	$124	$454
Provisions	284	(347)
Write-offs, net of recoveries	(108)	17
Allowance for doubtful accounts at end of year	$300	$124

7.    Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Computer equipment	$15,519	$12,349
Computer software	3,850	3,048
Leasehold improvements	6,921	6,327
Furniture and fixtures	3,773	2,870
Office equipment	20	99
Internal-use software	4,298	1,979
	34,381	26,672
Less: Accumulated depreciation and amortization	(20,011)	(14,213)
	$14,370	$12,459

Depreciation and amortization expense related to property and equipment, including internal‑use software, was $6,402, $5,526 and $4,152 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company disposed of fully depreciated assets with an original cost of $604, $541 and $722, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $2,319, $922 and $411, respectively, of costs related to the development of internal‑use software and recorded amortization expense of capitalized internal‑use software of $589, $447 and $226, respectively.

8.  Goodwill and Intangible Assets

As of January 1, 2016, goodwill was $31,871. During the year ended December 31, 2016, the Company recorded $87,785 of goodwill associated with the acquisition of Confer (see Note 3). During the years ended December 31, 2018 and 2017, there were no additions to goodwill. There were no impairments recorded against goodwill during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, goodwill was $119,656.

Identifiable intangible assets consisted of the following:

	December 31,
	2018			2017
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
License agreement	$150	$(128)	$22	$150	$(113)	$37
Developed technology	7,301	(4,804)	2,497	7,301	(3,344)	3,957
Trade name	440	(430)	10	440	(342)	98
Customer relationships	2,950	(2,950)	—	2,950	(2,950)	—
	$10,841	$(8,312)	$2,529	$10,841	$(6,749)	$4,092

Amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $1,563, $1,563 and $3,780, respectively.

Estimated future amortization expense of the identifiable intangible assets as of December 31, 2018 is as follows:

Year Ending December 31,
2019	$1,130
2020	1,015
2021	384
$2,529

9.  Accrued Expenses

Accrued expenses consisted of the following:

	Year Ended December 31,
	2018	2017
Compensation and benefits	$10,799	$9,373
Commissions	4,573	5,344
Other	5,297	4,129
	$20,669	$18,846

10.  Debt

Line of Credit

In August 2013, the Company entered into a senior loan and security agreement (the “Line of Credit”) with a financial institution. During 2016, the Line of Credit was amended to extend the maturity date to March 29, 2017. In September 2016, the Company borrowed $5,500 under the Line of Credit and used the proceeds to repay the outstanding $5,500 principal balance on the Mezzanine Term Loan, further discussed below. Through December 31, 2016, the Company paid $60 in fees to the financial institution related to the Line of Credit. These fees were recorded as debt issuance costs and were fully amortized to interest expense using the effective interest method as of August 31, 2016.

In March 2017, the Line of Credit was amended to increase the maximum borrowings to $40,000. Borrowings under the Line of Credit accrue interest at the financial institution’s prime rate. Amounts borrowed under the Line of Credit may be repaid and reborrowed until its maturity date on March 21, 2020, at which time all amounts outstanding must be repaid. The Company paid $47 in fees to the financial institution related to this amendment and agreed to pay a non‑refundable fee of $47 on the first and second anniversary of the effective date of the amendment. The Company deemed the amendment to be a modification of the debt for accounting purposes, and the fees were recorded as debt issuance costs and will be amortized to interest expense using the effective interest method through the maturity date of the Line of Credit. The Company also agreed to pay an unused revolving line facility fee, which is payable quarterly in arrears in an amount equal to fifteen one‑hundredths of one percent (0.15%) per annum of the average unused portion of the Line of Credit, as determined by the financial institution. In April 2017, the Company repaid all principal amounts outstanding under the Line of Credit, which totaled $5,500.

As of December 31, 2018 and 2017, the Company had $0 of outstanding borrowings under the Line of Credit. During the years ended December 31, 2018, 2017 and 2016, the Company recorded interest expense of $59, $119 and $79, respectively, on the Line of Credit. In addition, during the years ended December 31, 2018, 2017 and 2016, $47, $22, and $13, respectively, of the debt issuance cost was amortized to interest expense.

Borrowings under the Line of Credit are collateralized by substantially all of the assets of the Company, excluding intellectual property. In connection with the Line of Credit, the Company is subject to various financial reporting requirements and a financial covenant, which involves maintaining a specified liquidity measurement. The Company was in compliance with all covenants of the Line of Credit as of and for the years ended December 31, 2018, 2017 and 2016. In addition, there are negative covenants restricting the Company's activities, including limitations on dispositions, mergers or acquisitions; encumbering intellectual property; incurring indebtedness or liens; paying dividends and redeeming or repurchasing capital stock; making certain investments; and engaging in certain other business transactions. The obligations under the Line of Credit are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company's business, operations or financial or other condition.

Mezzanine Term Loan

In August 2013, the Company entered into a subordinated loan and security agreement (the “Mezzanine Term Loan”) that, as amended, provided for three advances of up to an aggregate of $6,000, with each advance equal to at least $2,000, through January 31, 2015. In June 2014, the Company borrowed $3,000 under the Mezzanine Term Loan, and in January 2015, the Company borrowed the remaining $3,000. Borrowings under the Mezzanine Term Loan accrued interest at a rate of 10% per annum and were payable in monthly, interest‑only payments through July 31, 2016 and in fixed monthly installments of principal and interest thereafter through July 1, 2018. The Mezzanine Term Loan was junior to the Line of Credit but was senior to all other debt and equity. In August 2016, the Company began paying fixed monthly installments of principal and interest. In September 2016, using the proceeds from borrowings under the Line of Credit, the Company repaid the outstanding principal balance of $5,500 under the Mezzanine Term Loan, which then terminated with no additional borrowings available to the Company.

In September 2016, upon the repayment and termination of the Mezzanine Term Loan, the unamortized debt issuance costs of $10 related to the lender fees were recorded by the Company as a loss on extinguishment of debt.

During the years ended December 31, 2016, the Company recorded interest of $437 on the Mezzanine Term Loan. In addition, during the years ended December 31, 2016, aggregate debt issuance costs of $151 were amortized to interest expense.

11.  Preferred Stock

Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible and convertible preferred stock automatically converted into 46,079,623 shares of common stock.

Additionally, the carrying amount of the redeemable convertible preferred stock of $532.7 million and the carrying amount of the convertible preferred stock of $1.7 million were reclassified to stockholders’ equity (deficit). Also, on the date of the IPO, the Company filed a restated certificate of incorporation, which authorized the issuance of preferred stock with rights and preferences designated from time to time by the board of directors. As of December 31, 2018, there were 25,000,000 shares of preferred stock authorized with a par value of $0.001 per share, and no shares of preferred stock issued or outstanding.

As of December 31, 2017, Preferred Stock consisted of the following:

	Preferred	Preferred				Common Stock
	Shares	Shares Issued	Carrying	Liquidation		Issuable Upon
	Authorized	and Outstanding	Value	Preference		Conversion
Series A preferred stock	8,800,000	3,851,806	$1,510		$(1)	1,479,148

Series B, C, D, E, E-1, F preferred stock	94,101,207	88,741,194	$333,204	$272,506		44,370,560

(1)

The liquidation preference of the Series A preferred stock was calculated based on a percentage of the proceeds received by the Company in the event of a Deemed Liquidation Event, as described below. The holders of the Series A preferred stock did not have redemption rights other than in the event of a Deemed Liquidation Event.

The Company had issued Series A convertible preferred stock (“Series A preferred stock"), Series B redeemable convertible preferred stock, (“Series B preferred stock”), Series C redeemable convertible preferred stock (“Series C preferred stock"), Series D redeemable convertible preferred stock (“Series D preferred stock”), Series E redeemable convertible preferred stock (“Series E preferred stock”), Series E-1 redeemable convertible preferred stock (“Series E-1 preferred stock”) and Series F preferred stock collectively the "Preferred Stock." The holders of Preferred Stock had either mandatory redemption rights or liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. Therefore, the Preferred Stock was classified outside of stockholders' equity (deficit).

In January 2016, the Company issued 1,517,706 shares of Series F preferred stock at a price of $5.93 per share for gross proceeds of $9,000 in a third closing of the Series F preferred stock and 801,011 shares of Series F preferred stock at a price of $5.93 per share for gross proceeds of $4,750 in a fourth closing of the Series F preferred stock. In connection with the financing, the Company paid total issuance costs of $365.

In February and August 2016, the Company issued 220,365 shares of Series E preferred stock as payment for the contingent consideration then earned in connection with an acquisition.

In June 2016, in connection with funding its acquisition of Confer (see Note 3), the Company issued 13,026,145 shares of Series F preferred stock to the selling stockholders. The Company recorded the Series F preferred stock on the date of issuance at its fair value of $76,724, or $5.89 per share (see Note 3).

In August 2016, upon the exercise of the Customer Option under the Confer acquisition (see Note 3), the Company issued 699,720 shares of Series F preferred stock at an issue price of $2.86 per share and received gross proceeds of $2,000, which the Company then remitted to the former stockholders of Confer, as required by the Merger Agreement.

In June 2017, the Company issued 228,715 shares of Series F preferred stock to the former stockholders of Confer in settlement of the Customer Warrant (see Note 3).

In June 2017, the Company issued 62,197 shares of Series B preferred stock at an exercise price of $0.415266 per share upon the net exercise of the Series B Warrant.

During the years ended December 31, 2016 and 2017, certain employees exercised options to purchase 776,787 and 569,884 shares, respectively, of Series A preferred stock in exchange for cash proceeds of $410 and $448, respectively. Prior to the closing of the IPO and during the year ended December 31, 2018, certain employees exercised options to purchase 360,385 of Series A preferred stock in exchange for cash proceeds of $211.

The holders of the Preferred Stock had the following rights and preferences:

Voting Rights

The holders of Series A preferred stock were not entitled to vote. The holders of Series B, C, D, E, E-1 and F preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series B, C, D, E, E-1 and F preferred stock could convert on the record date for determination of stockholders entitled to vote. In addition, the holders of Series B preferred stock, voting as a single class, were entitled to elect three directors of the Company. The holders of Series B, C, D, E, E-1 and F preferred stock as well as common stock, voting together as a single class and on an as-converted to common stock basis, were entitled to elect all remaining directors of the Company.

Dividends

The holders of Series A preferred stock were entitled to receive noncumulative dividends when, as and if declared on common stock by the board of directors. The holders of Series B, C, D, E, E-1 and F preferred stock were entitled to receive noncumulative dividends when, as and if declared by the board of directors. The Company could not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of Series B, C, D, E, E-1 and F preferred stock first received, or simultaneously received, a dividend on each outstanding share of Series B, C, D, E, E-1 and F preferred stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible to common stock, that amount per share of Series B, C, D, E, E-1 and F preferred stock as would equal the product of the dividend payable on an as-converted into common stock basis multiplied by the number of shares of common stock issuable upon conversion of all Series B, C, D, E, E-1 and F preferred stock or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of Series B, C, D, E, E-1 and F preferred stock that is determined by dividing the amount of dividend payable on each share of such class or series of capital stock by the Original Issue Price (as described below) of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) and multiplying such fraction by an amount equal to the Series B, C, D, E, E-1 and F preferred stock Original Issue Price. If the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series B, C, D, E, E-1 and F preferred stock will be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series B, C, D, E, E-1 and F preferred stock dividend. No dividends have been declared through December 31, 2017.

The Original Issue Price per share was $0.415266 for Series B preferred stock, $0.944 for Series C preferred stock, $2.9891 for Series D preferred stock, $4.01 for Series E preferred stock, $4.01 for Series E-1 preferred stock and $5.93 for Series F preferred stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B, C, D, E, E-1 or F preferred stock.

Liquidation

In the event there was a liquidation, voluntary or involuntary, dissolution or winding up of the Company, (i) the holders of Series B, C, D, E, E-1 and F preferred stock would have been entitled to receive, on a pari passu basis, an amount per share equal to the applicable Original Issue Price multiplied by a factor of 2.2, 1.2, 1.0, 1.0, 0.21 and 1.0, respectively, plus any dividends declared but unpaid and (ii) the holders of Series A preferred stock would have been entitled to receive a contingent payment amount based upon the gross proceeds from a Deemed Liquidation Event (as defined below) multiplied by the Series A Target Percentage, as that term was defined in the Company's certificate of incorporation, as amended and restated, which is a maximum 4.4%.

After such payments, then, to the extent available, remaining assets available for distribution would have been used to fund the Founder Bonus Plan. After funding of the Founder Bonus Plan, any remaining assets would have been distributed among the holders of Series B, C, D, E, E-1 and F preferred stock and common stock, pro rata based on the number of shares held by each stockholder, treating for this purpose all such securities as if they had been converted into common stock immediately prior to such liquidation, dissolution or winding up of the Company.

Unless the holders of at least 55% of the outstanding shares of Series B, C, D, E, E-1 and F preferred stock, voting together as a single class and on an as-converted to common stock basis, elected otherwise, a Deemed Liquidation Event would have included a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, license, transfer or other disposition of all or substantially all of the assets of the Company and its subsidiaries.

Conversion

The holders of Series A preferred stock had no conversion rights, except upon the closing of an IPO. Upon the closing of an IPO, each share of Series A preferred stock would automatically be converted into the number of shares of common stock equal to the result obtained by dividing (i) the product of (a) the Series A Target Percentage (which is not to exceed 4.4%) and (b) the number of shares of the Company's common stock outstanding on an as-converted into common stock and fully diluted basis by (ii) the number of shares of Series A preferred stock then-outstanding and underlying then-outstanding vested and unvested Series A preferred stock options.

Each share of Series B, C, D, E, E-1 and F preferred stock were convertible, at the option of the holder at any time, or would automatically be converted into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a qualifying IPO at a price per share to the public of at least $11.9564, subject to appropriate adjustments, and with aggregate gross proceeds of at least $50,000 or (ii) upon the vote or written consent of the holders at least 55% of the outstanding shares of Series B and C preferred stock, voting together as a single class and on an as-converted to common stock basis, and of a majority of the outstanding shares of Series D, E, E-1 and F preferred stock, voting together as a single class and on an as-converted to common stock basis.

The conversion ratio of each series of preferred stock was determined by dividing the Original Issue Price of each series by the Conversion Price of each series. The Conversion Price was $0.830532 for Series B, $1.888 for Series C, $5.9782 for Series D, $8.02 for Series E, $8.02 for Series E-1 and $11.86 for Series F preferred stock. The Conversion Price was subject to appropriate adjustment in the event of any deemed issuance of additional shares, stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company's certificate of incorporation, as amended and restated.

Redemption

The holders of Series A preferred stock had no redemption rights.

At the written election of at least 55% of the holders of the outstanding shares of Series B and C preferred stock, voting together as a single class and on an as-converted to common stock basis, the shares of Series B and C preferred stock outstanding were redeemable, at any time on or after September 30, 2021, in three equal annual installments commencing 60 days after receipt of the required vote, in an amount equal to the Original Issue Price per share of each series plus all declared but unpaid dividends thereon.

At the written election of a majority of the holders of the outstanding shares of Series D, E, E-1 and F preferred stock, voting together as a single class and on an as-converted to common stock basis, the shares of Series D, E, E-1 and F preferred stock outstanding were redeemable, at any time on or after September 30, 2021, in three equal installments commencing 60 days after receipt of the required vote. Shares of Series D, E and F preferred stock were redeemable in an amount equal to the greater of (i) the Original Issue Price per share of each series plus all declared but unpaid dividends thereon or (ii) the estimated fair value of the Series D, E or F preferred stock at the date of the redemption request. Shares of Series E-1 preferred stock were redeemable in an amount equal to the estimated fair value of the Series E-1 preferred stock at the date of the redemption request.

The Company recognized changes in the redemption values of its Series B, C, D, E, E-1 and F redeemable convertible preferred stock immediately as they occurred and adjusted the carrying value of each series of redeemable convertible preferred stock to equal the redemption value at the end of each reporting period as if the end of each reporting period were the redemption date. During the years ended December 31, 2018, 2017 and 2016, the Company recorded adjustments to increase the carrying values of the Series B, C, D, E, E-1 and F redeemable convertible preferred stock by an aggregate of $199,492, $28,056 and $3,569, respectively, which resulted in an increase in redeemable convertible preferred stock by those amounts, offset by decreases to additional paid-in capital and an increase to accumulated deficit.

12.  Common Stock

As of December 31, 2018 and 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares and 156,650,000 shares, respectively, of $0.001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. No dividends have been declared through December 31, 2018.

13.  Preferred Stock Warrants and Common Stock Warrants

Immediately prior to the IPO and as of December 31, 2017, warrants outstanding consisted of the following:

May 8, 2018
			Number of		Warrant
		Exercise	Shares Issuable		Contractual
Issuance Date	Underlying Security	Price	Upon Exercise		Term		Classification
July 1, 2012	Common stock	$0.002	485,985	(1)		(1)	Liability
August 22, 2013	Series D preferred stock	$2.9891	167,500		10 years		Liability
June 27, 2014	Series D preferred stock	$2.9891	167,500		9.2 years		Liability
July 31, 2014	Common stock	$3.02	106,250		10 years		Equity

December 31, 2017
			Number of		Warrant
		Exercise	Shares Issuable		Contractual
Issuance Date	Underlying Security	Price	Upon Exercise		Term		Classification
July 1, 2012	Common stock	$0.002	468,587	(1)		(1)	Liability
August 22, 2013	Series D preferred stock	$2.9891	167,500		10 years		Liability
June 27, 2014	Series D preferred stock	$2.9891	167,500		9.2 years		Liability
July 31, 2014	Common stock	$3.02	106,250		10 years		Equity

(1)

The number of shares of common stock issuable upon the exercise of the Company’s liability‑classified warrant to purchase common stock was calculated based on the number of shares of common stock equal to 12.5% of the sum of (a) the number of shares of common stock into which the outstanding shares of Series A preferred stock, including shares issuable upon the exercise of outstanding options to purchase shares of Series A preferred stock, convert upon an IPO and (b) the number of shares of common stock underlying the warrant. Such warrant was only exercisable upon the closing of an IPO of shares of the Company’s common stock. The warrant expired on the day immediately following the closing of an IPO of shares of the Company’s common stock.

Upon closing of the IPO, the common stock warrant with an issuance date of July 1, 2012, became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock.

Upon the closing of the IPO, the warrants to purchase the Series D preferred stock became warrants to purchase common stock. Subsequent to the IPO and during the twelve months ended December 31, 2018, these common stock warrants were net exercised at an exercise price of $2.9891 per share to purchase 130,965 shares of common stock.

Subsequent to the IPO and during the twelve months ended December31, 2018, the common stock warrant with an issuance date of July 31, 2014, was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock.

As of December 31, 2018, there were no preferred stock warrants or common stock warrants outstanding.

14.  Equity Award Plans

Equity Incentive Plan

The Company's Equity Incentive Plan, as amended and restated (the "Equity Incentive Plan"), provides for the Company to issue restricted common stock or to grant incentive stock options, non-qualified stock options or other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The Equity Incentive Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant and the term of stock option may not be greater than ten years. Stock options granted under the Equity Incentive Plan typically vest as to 25% of the award upon the first anniversary of the grant date and as to 2.08% of the award each month thereafter over a three-year period and expire ten years after the grant date.

As of December 31, 2018, the total number of shares that may be issued under the Equity Incentive Plan was 67,466 shares, of which no shares were available for future grants.

2010 Series A Option Plan

The Company's 2010 Series A Option Plan, as amended and restated (the "Series A Plan"), provided for the Company to grant incentive stock options and non-qualified stock options to purchase shares of the Company's Series A preferred stock to employees, officers, directors, consultants and advisors of the Company. The Series A Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of the share of Series A preferred stock on the date of grant and the term of stock option could not be greater than ten years. Stock options granted under the Series A Plan typically vested as to 25% of the award upon the first anniversary of the grant date and as to 2.08% of the award each month thereafter over a three-year period and expire ten years after the grant date.

Upon the closing of the IPO, outstanding options to purchase Series A preferred stock converted to 1,693,197 options to purchase common stock with a weighted average exercise price of $2.90.

As of December 31, 2018, the total number of common stock shares that may be issued under the 2010 Series A Plan was 1,264,480, of which no shares were available for future grants. Additionally, no Series A preferred stock shares are available for future grant.

2012 Stock Option and Grant Plan

The Company's 2012 Stock Option and Grant Plan, as amended and restated (the "2012 Stock Option Plan"), provides for the Company to sell or issue common stock or restricted common stock or to grant incentive stock options, non-qualified options or other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The 2012 Stock Option Plan is administered by the Company's board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant and the term of stock option may not be greater than ten years. Stock options granted under the 2012 Stock Option Plan typically vest as to 25% of the award upon the first anniversary of the grant date and as to 2.08% of the award each month thereafter over a three-year period and expire ten years after the grant date.

In January 2016, the Company issued 960,900 shares of common stock to partially settle the Management Incentive Plan liability. These common stock shares were issued under the 2012 Stock Option Plan.

As of December 31, 2018, the total number of stock option shares that may be issued under the 2012 Stock Option Plan was 12,337,651 and the total number of RSUs that may be issued was 369,500 of which no shares were available for future grants.

Carbon Black, Inc. Amended and Restated 2012 Equity Incentive Plan

In February 2014, in connection with the Company's acquisition of Carbon Black, Inc. on February 10, 2014, the Company assumed the Carbon Black, Inc. Amended and Restated 2012 Equity Incentive Plan (the "Carbon Black Plan") and replaced all vested and then outstanding options held by former employees of Carbon Black with options to purchase 1,675,683 shares of the Company's Series E-1 preferred stock. These options were fully exercisable upon issuance at a weighted-average exercise price of $0.43 per share. The Company reserved an aggregate of 6,415,146 shares of Series E-1 preferred stock for issuance upon exercise of options under the Carbon Black Plan. Effective as of February 10, 2014, the Company's board of directors determined not to grant any further awards under the Carbon Black Plan, but all outstanding awards under the Carbon Black Plan continue to be governed by their existing terms.

Upon the closing of the IPO, outstanding options to purchase Series E-1 preferred stock converted to 837,835 options to purchase common stock with a weighted average exercise price of $0.86.

As of December 31, 2018 the total number of common shares that may be issued under the Carbon Black Plan was 787,257 shares, of which no shares were available for future grants.

Confer Technologies, Inc. 2013 Stock Plan

In June 2016, in connection with its acquisition of Confer, the Company assumed the Confer Technologies, Inc. 2013 Stock Plan (the "Confer Plan") and replaced all outstanding options held by former employees of Confer with options to purchase 796,817 shares of the Company's common stock (see Note 3). These replacement options had a weighted-average exercise price of $2.19 per share. Effective as of June 3, 2016, the Company's board of directors determined not to grant any further awards under the Confer Plan, but all outstanding awards under the Confer Plan continue to be governed by their existing terms.

As of December 31, 2018 the total number of common shares that may be issued under the Confer Plan was 292,296 shares, of which no shares were available for future grants.

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

As of December 31, 2018 there were 5,809,872 shares available for grant under the 2018 Plan.

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

As of December 31, 2018 no shares were issued under the Plan to date and there were 1,735,729 shares available for grant under the 2018 ESPP. The first offering period for the 2018 ESPP commenced on January 1, 2019.

Options to Purchase Series A Preferred Stock

Upon the closing of the IPO, all outstanding shares of Series A preferred stock options converted into common stock options at the Series A preferred stock conversion rate. The following table summarizes the Company's Series A preferred stock option activity since December 31, 2017:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	4,689,576	$0.98	5.18	$10,539
Granted	195,312	3.60
Exercised	(360,385)	0.59
Forfeited	(351,562)	0.52
Converted to common stock options upon IPO	(4,172,941)	1.18
Outstanding at December 31, 2018	—

The aggregate intrinsic value of Series A preferred stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's Series A preferred stock for those stock options that had exercise prices lower than the fair value of the Company's Series A preferred stock. The aggregate intrinsic value of Series A preferred stock options exercised during the years ended December 31, 2018, 2017 and 2016 were $1,273 (through May 8, 2018), $1,343 and $1,694, respectively.

The Company received cash proceeds from the exercise of Series A preferred stock options of $211, $448 and $410 during the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average grant-date fair value of Series A preferred stock options granted during the years ended December 31, 2018, 2017, and 2016, were $1.68, $1.50 and $1.23, respectively.

The ranges of assumptions that the Company used to determine the fair value of the Series A preferred stock options granted to employees and directors were as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.74%	2.17%	1.61%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	43.85%	47.42%	49.23%
Expected dividend yield	—%	—%	—%

Options to Purchase Common Stock

The following table summarizes the Company's common stock option activity since December 31, 2017 under all common stock option plans:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2017	14,183,221	$4.89	7.16	$17,626
Granted	3,393,225	13.67
Exercised	(2,553,547)	3.89
Forfeited	(1,336,865)	7.41
Series A options converted to common stock options upon IPO	1,693,197	2.90
Series E-1 options converted to common stock options upon IPO	837,835	0.86
Outstanding at December 31, 2018	16,217,066	$6.26	6.56	$126,901
Vested and expected to vest at December 31, 2018	15,748,424	$6.11	6.49	$124,702
Options exercisable at December 31, 2018	10,275,537	$4.16	5.44	$95,436

The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016, was $30,832, $4,732 and $6,337, respectively.

The Company received cash proceeds from the exercise of common stock options of $9,927, $3,902 and $2,467 during the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average grant-date fair value of common stock options granted during the years ended December 31, 2018, 2017 and 2016 was $6.31, $2.86 and $3.06, respectively.

The range of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.74%-2.98%	1.96%-2.17%	1.31%-1.61%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	42.84%-43.85%	44.8-47.42%	48.19-49.71%
Expected dividend yield	—	—	—

Restricted Stock Unit (“RSU”) Activity

The following table summarizes the Company’s RSU activity since December 31, 2017 under all common stock option plans:

		Weighted‑	Weighted‑
		Average	Average Remaining	Aggregate
	Number of	Grant Date Fair	Contractual Term	Intrinsic
	Shares	Value Per Share	(in years)	Value
Outstanding at December 31, 2017	—	$—	—	$—
Granted	1,155,207	14.23
Vested	—
Forfeited	(38,532)	12.02
Outstanding at December 31, 2018	1,116,675	14.31	1.56	$14,986
RSUs vested and expected to vest at December 31, 2018	998,635	14.20	1.48	$13,402
RSUs vested and exercisable at December 31, 2018	—			—

As of December 31, 2018, total unrecognized compensation cost related to RSUs was $14,193 to be amortized over a weighted-average period of approximately 3.04 years. There were no RSUs outstanding at December 31, 2017 and 2016, resulting in no RSU unrecognized compensation expense for these periods.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of subscription, license and support revenue	$600	$403	$184
Cost of services revenue	302	227	219
Sales and marketing expense	5,471	3,310	2,501
Research and development expense	3,170	2,506	2,035
General and administrative expense	4,033	2,510	2,417
	$13,576	$8,956	$7,356

During the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense for options granted to non-employees of $279, $87 and $115, respectively.

As of December 31, 2018, 2017 and 2016, total unrecognized compensation cost related to the unvested common stock-based awards was $29,344, $20,705 and $19,846, respectively, which is expected to be recognized over weighted-average periods of 2.42 years, 2.57 years and 2.79 years, respectively.

15.  Commitments and Contingencies

Operating Leases

The Company leases office facilities under various non‑cancelable operating leases that expire at various dates between April 2019 and June 2027. Rent expense for non‑cancelable operating leases with free rental periods or scheduled rent increases is recognized using the straight‑line method over the term of the lease. Improvement reimbursements from landlords are amortized on a straight‑line basis into rent expense over the terms of the leases. The difference between required lease payments and straight‑lined rent expense is recorded as deferred rent. Rent expense related to the Company’s leased office space was $4,548, $3,488 and $2,824 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018. In determining the future minimum lease payments, the Company has included lease payments due for an optional renewal period under an existing lease.

Year Ending December 31,
2019	$5,492
2020	5,343
2021	5,118
2022	2,343
2023	1,070
Thereafter	986
$20,352

Hosting Services Agreement

In September 2017, the Company entered a non‑cancelable contractual agreement related to the hosting of its data processing, storage and other computing services. The agreement, as amended, expires in November 2020. The following table summarizes the future minimum payments committed under the hosting agreement as of December 31, 2018:

Year Ending December 31,
2019	$17,124
2020	10,667
$27,791

Indemnifications

Under the indemnification provisions of the Company’s standard sales‑related contracts, the Company agreed to defend end‑customers against third‑party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks (“trade secrets”) and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by the end‑customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2018, there have been no claims under any indemnification provisions. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 or 2017.

Litigation

On March 21, 2018, Finjan, Inc. (“Finjan”) filed a complaint in the U.S. District Court for the Northern District of California alleging that the Company's products and services infringe at least four U.S. patents purportedly owned by Finjan, seeking, among other things, a judgment holding that the Company has infringed four asserted patents, a preliminary and permanent injunction preventing alleged continued infringement of one of the asserted patents, past damages not less than a reasonable royalty, enhanced damages for alleged willful infringement, costs and reasonable attorneys' fees, and pre‑ and post‑judgment interest. While the Company does not believe the complaint has merit, on April 6, 2018, the Company entered into a settlement agreement with Finjan, resolving all claims made pursuant to the complaint. In connection with the settlement agreement, the Company accrued a liability of $3,900 as of March 31, 2018, which is reflected in general and administrative expenses on the Company’s consolidated statements of operations, reflecting the aggregate amount of payments to be made to Finjan pursuant to the settlement. In April 2018, the complaint was dismissed. During the twelve months ended December 31, 2018, the Company paid the $3,900 settlement amount.

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

16.  Management Incentive Plan

In August 2009, the Company established the Management Incentive Plan, which provided for incentive payments to be made to certain employees in the event of a Deemed Liquidation Event for their efforts towards enhancing the Company’s value. The Management Incentive Plan, which was amended and restated three times between June 2010 and July 2012, allowed for the issuance of vesting units to participants in the Management Incentive Plan at the discretion of the compensation committee of the Company’s board of directors. At the time of a Deemed Liquidation Event, participants in the Management Incentive Plan were to be paid an amount calculated based upon the number of vested units held at the time of the event multiplied by a target management percentage, which was to be determined based upon the total gross proceeds received in the qualifying event. The July 2012 amendment established that the Company’s maximum obligation under the Management Incentive Plan was $20,000. On December 31, 2014, the Company’s board of directors terminated the Management Incentive Plan and agreed to pay the participants the maximum amount of $20,000 no earlier than January 1, 2016 and no later than January 1, 2017. The obligation was permitted to be settled in cash, stock, or a combination of both at the Company’s discretion. As a result, on December 31, 2014, the Company recorded an expense of $20,000 in its consolidated statement of operations and comprehensive loss and recorded a liability of $20,000 in its consolidated balance sheet related to the committed obligation.

In January 2016, the Company’s board of the directors voted to settle the outstanding obligation of $20,000 associated with the Management Incentive Plan by issuing a combination of cash and shares of the Company’s common stock. In February 2016, the Company issued common stock with an aggregate fair value of $6,015, consisting of 960,900 shares of common stock with a fair value of $6.26 per share, and paid $13,985 in cash to settle the obligation in full. As a result of this payment, the Company had no further obligations under the Management Incentive Plan.

17.  Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. To date, no contributions have been made to the plan by the Company.

18.  Income Taxes

The following table presents the components of loss before income taxes:

	Year Ended December 31,
	2018	2017	2016
United States	$(82,703)	$(53,920)	$(46,071)
Foreign	469	786	(829)
	$(82,234)	$(53,134)	$(46,900)

The following table summarizes the benefit from (provision for) income taxes:

	Year Ended December 31,
	2018	2017	2016
Current:
United States:
Federal	$—	$—	$—
State	—	(18)	(5)
Foreign	(291)	(91)	(170)
Total current income tax provision	(291)	(109)	(175)
Deferred:
United States:
Federal	(7)	38	2,151
State	(8)	(7)	215
Foreign	483	—	—
Total deferred income tax benefit (provision)	468	31	2,366
Total income tax benefit (provision)	$177	$(78)	$2,191

During the years ended December 31, 2018 and 2017, the Company recorded an income tax benefit of $177 and an income tax provision of $(78), respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the U.S. net losses incurred and the tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. During the year ended December 31, 2016, an income tax benefit of $2,429 was recognized due to the release of a portion of the Company’s U.S. deferred tax asset valuation allowance in connection with the acquisition of Confer (see Note 3). Of that tax benefit amount, $2,207 related to federal taxes and $222 related to state taxes. As a result of the Confer acquisition, $2,429 of the Company’s pre‑acquisition deferred tax assets were expected to become realizable in the post‑acquisition period due to the reversal of acquired temporary differences. In this circumstance, the reduction in the Company’s valuation allowance is recognized as an income tax benefit rather than as part of the accounting for the business combination.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
(Increase) decrease in income tax benefit resulting from:
State taxes, net of federal tax benefit	3.6	2.7	2.3
Non‑deductible expenses	(1.1)	(4.9)	(5.1)
Tax credits	3.9	4.1	4.2
Tax reserves	(1.2)	(1.2)	(1.1)
Foreign differential	(0.4)	0.1	(0.4)
Change in tax rate	—	(59.1)	—
Change in deferred tax asset valuation allowance	(26.6)	23.3	(29.0)
Other, net	0.6	0.8	(0.2)
Effective income tax rate	(0.2)%	(0.2)%	4.7%

The significant reconciling items between the reported amounts of income tax expense for the year to the amount of income tax expense that would result from applying the U.S. statutory tax rate to pre‑tax income include state taxes, non‑deductible expenses, stock based compensation tax benefits, tax credits, tax reserves for uncertain tax positions and the valuation allowance maintained against certain of the Company’s deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one‑time transition tax on the mandatory deemed repatriation of cumulative deferred foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which directed taxpayers to consider the impact of the Act as “provisional” when a registrant did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the fourth quarter of 2018 the Company completed its accounting for the tax effects of the Act and recorded immaterial adjustments in its consolidated financial statements.

A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company maintains a valuation allowance against its net U.S. and certain foreign deferred tax assets as a result of the negative evidence associated with its history of operating losses. During the year ended December 31, 2018, the Company recorded an income tax benefit of $(590) associated with the release of valuation allowance against certain foreign deferred tax assets which were determined to be more likely than not realizable.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$71,791	$58,183
Capitalized research and development	820	1,145
Research and development tax credit carryforwards	9,540	6,418
Deferred revenue	9,570	4,538
Accrued compensation	1,924	1,830
Stock compensation	4,337	3,189
Deferred rent	889	904
Property and equipment	103	—
Other	294	153
Total deferred tax assets	99,268	76,360
Deferred tax liabilities:
Intangible assets	(718)	(1,011)
Deferred commissions	(5,067)	(2,923)
Property and equipment	—	(1,244)
Other	—	(34)
Total deferred tax liabilities	(5,785)	(5,212)
Valuation allowance	(93,049)	(71,181)
Net deferred tax assets (liabilities)	$434	$(33)

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $283,913 and $193,016, respectively. These carryforwards begin to expire in 2023 and 2019, respectively. As of December 31, 2018, the Company had federal and state research and development credit carryforwards of $6,638 and $2,942, respectively. These carryforwards begin to expire in 2026 and 2021, respectively.  The Company has foreign tax credit carryforwards of $431 which expire beginning in 2027.  The Company has state investment tax credit carryforwards of $432 which expire beginning in 2019. As of December 31, 2018, the Company had foreign net operating loss carryforwards of $3,644. Of this amount, carryforwards of $833 expire in 2036 and carryforwards of $2,811 do not expire.

The Company recognizes a deferred tax asset for the future benefit of tax loss carryforwards, tax credit carryforwards, and other deductible temporary differences to the extent that it is more likely than not that these assets will be realized. In evaluating the Company’s ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, taxable income in carryback years, the projected reversal of existing deferred tax liabilities, the availability of tax planning strategies and its forecast of future taxable income. Based on the significant negative evidence, including the three‑year cumulative loss position, the Company concluded that its net U.S. deferred tax assets as well as the deferred tax assets in certain foreign subsidiaries were not more likely than not realizable and maintained a valuation allowance against these deferred tax assets at December 31, 2018.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance at beginning of year	$71,181	$83,399	$63,710
Decreases recorded as benefit to income tax provision	(590)	(12,708)	(2,429)
Increases recorded to income tax provision	22,458	—	16,089
Decreases related to foreign exchange	—	—	(192)
Increases recorded in purchase accounting	—	—	6,221
Increase recorded to accumulated deficit	—	490	—
Valuation allowance at end of year	$93,049	$71,181	$83,399

The valuation allowance increased by $21,868 during the year ended December 31, 2018, primarily as a result of the U.S. operating losses incurred and research and development tax credit carryforwards generated during the year. During the year ended December 31, 2018, the Company recorded an income tax benefit of $590 associated with the release of valuation allowance against certain foreign deferred tax assets which were determined to be more likely than not realizable.

The valuation allowance decreased by $12,218 during the year ended December 31, 2017. The decrease in valuation allowance was primarily the result of the impact of the U.S. corporate tax rate reduction enacted during 2017, which resulted in the Company remeasuring its deferred tax assets and liabilities at the lower 21% U.S. federal corporate tax rate and a corresponding reduction in the valuation allowance. This reduction was partially offset by the valuation allowance established in 2017 related to U.S. and foreign operating losses incurred and tax credits generated during the year.

The valuation allowance increased by $19,689 during the year ended December 31, 2016, primarily as a result of the U.S. and foreign operating losses incurred and research and development tax credit carryforwards generated during the year. As a component of that net increase, the Company released $2,429 of valuation allowance during the year ended December 31, 2016 as a result of taxable temporary differences acquired in the Confer acquisition, which were a source of income to support the realization of the deferred tax assets in future years. In addition, the Company recorded a valuation allowance of $6,221 in purchase accounting against acquired Confer deferred tax assets.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes, such as research tax credits, to offset its post‑change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in its ownership by 5% stockholders that exceeds 50 percentage points over a rolling three‑year period. Similar rules may apply under U.S. state tax laws. The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside of the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre‑change net operating loss carryforwards, or other pre‑change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

At December 31, 2018, the Company had $3,796 of gross unrecognized tax benefits, none of which, if recognized, would impact the Company’s tax rate or tax provision. At December 31, 2017, the Company had $2,754 of gross unrecognized tax benefits, none of which, if recognized, would impact the Company’s tax rate or tax provision. At December 31, 2016, the Company had $2,025 of gross unrecognized tax benefits, none of which, if recognized, would impact the Company’s tax rate or tax provision.

A reconciliation of gross unrecognized tax benefit is as follows:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at the beginning of year	$2,754	$2,025	$1,250
Additions for tax positions related to the current year	1,042	729	579
Increases related to acquired tax positions	—	—	196
Unrecognized tax benefits at the end of year	$3,796	$2,754	$2,025

The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, there were no accrued interest or penalties in the consolidated statements of operations and comprehensive loss. The Company does not anticipate any significant changes in the next twelve months associated with its liability for unrecognized tax benefits.

The Company is subject to taxation in the United States as well as multiple foreign jurisdictions. At December 31, 2018, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2015. However, net operating loss carryforwards in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company’s foreign subsidiaries remain open to examination by taxing authorities from 2015 onward.

The Company’s significant foreign subsidiaries have incurred losses since inception, and the Company had immaterial undistributed earnings as of December 31, 2018.

19. Revenue

Major products and services

	Year Ended December 31,
	2018	2017	2016
Subscription and support revenue	$131,895	$116,397	$88,535
Cloud-based subscription revenue	60,350	25,985	6,490
Perpetual license revenue	6,263	6,408	6,799
Services revenue	11,216	11,988	11,033
Total revenue	$209,724	$160,778	$112,857

Geographic revenue

	Year Ended December 31,
	2018	2017	2016
United States	$173,416	$138,612	$100,355
All other	36,308	22,166	12,502
Total revenue	$209,724	$160,778	$112,857

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company defines backlog as contractually committed orders for subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $192,894 in deferred revenue and $38,834 in backlog.

The Company expects to recognize these remaining performance obligations as follows (in percentages):

				More than
	Total	Less than 1 year	1-2 Years	2 years
Deferred revenue	100%	79%	14%	7%
Backlog	100%	40%	41%	19%

20.  Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(82,057)	$(53,212)	$(44,709)
Accretion of preferred stock to redemption value	(199,492)	(28,056)	(3,569)
Net loss attributable to common stockholders	$(281,549)	$(81,268)	$(48,278)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	48,372,897	10,382,701	8,230,338
Net loss per share attributable to common stockholders—basic and diluted	$(5.82)	$(7.83)	$(5.87)

The Company’s potential dilutive securities, which include stock options, restricted stock units, redeemable convertible and convertible preferred stock, and warrants to purchase common stock and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	16,217,066	14,183,221	12,401,524
Unvested restricted stock units	1,116,675	—	—
Options to purchase Series E-1 preferred stock (as converted to common stock)	—	837,835	837,835
Warrants to purchase common stock	—	106,250	106,250
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	167,500	202,628
Redeemable convertible preferred stock (as converted to common stock)	—	44,370,560	44,225,108
	17,333,741	59,665,366	57,773,345

The table above excludes shares of common stock which were issuable upon the conversion of Series A preferred stock and upon the exercise of options to purchase shares of Series A preferred stock as such shares were only convertible into common stock upon the closing of a qualified IPO (see Note 11).

21.  Related Party Transactions

Service Agreements with Red Canary, Kyrus Tech and Disruptive Solutions

In August 2014, the Company entered into a partner alliance agreement and a managed security service provider addendum (the “MSSP agreement”) with Red Canary, Inc. (“Red Canary”) pursuant to which Red Canary agreed to market and resell the Company’s products. In addition, in June 2015, the Company entered into a technical services agreement with Red Canary pursuant to which Red Canary provides managed threat detection services. One of the Company’s executive officers is a member of the board of directors and a stockholder of Kyrus Holdings, Inc., an entity that controls Legion Capital, LLC, a stockholder of the Company that controls Red Canary. For the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue of $1,542, $808 and $314, respectively, in connection with the MSSP agreement. For the year ended December 31, 2018, the Company received invoices totaling $102 and recorded general and administrative expenses of $105 in connection with the technical services agreement. For the year ended December 31, 2017, the Company received invoices totaling $105 and recorded general and administrative expenses of $105 in connection with the technical services agreement. For the year ended December 31, 2016, the Company received invoices totaling $104 and recorded general and administrative expenses of $80 in connection with the technical services agreement. As of December 31, 2018 and 2017, amounts due from Red Canary totaled $446 and $183, respectively, and no amounts were due to Red Canary. During the years ended December 31, 2018, 2017 and 2016, amounts received by the Company from Red Canary totaled $1,477, $872 and $321, respectively. During the years ended December 31, 2018, 2017 and 2016, amounts paid by the Company to Red Canary totaled $102, $105 and $104, respectively.

In September 2014, the Company entered into a technical services agreement with Kyrus Tech, Inc. (“Kyrus Tech”), for consulting services. One of the Company’s executive officers is a member of the board of directors and a stockholder of Kyrus Holdings, Inc., an entity that controls Legion Capital, LLC, a stockholder of the Company that controls Kyrus Tech. For the years ended December 31, 2018, 2017 and 2016, the Company recorded general and administrative expenses of $0, $1 and $103, respectively. For the year ended December 31, 2018 and 2017, the Company recorded sales and marketing expenses of $13 and $7, respectively. As of December 31, 2018 and 2017, amounts due to Kyrus Tech totaled $0 and $1, respectively. During the years ended December 31, 2018, 2017 and 2016, amounts paid by the Company to Kyrus Tech totaled $12, $58 and $53, respectively.

In February 2016, the Company entered into a technical services agreement with Disruptive Solutions LLC (“Disruptive Solutions”), pursuant to which Disruptive Solutions provides various managed threat detection services on some of the

Company’s computer systems. One of the Company’s executive officers is a member of the board of directors and a stockholder of Kyrus Holdings, Inc., an entity that controls Legion Capital, LLC, a stockholder of the Company that controls Disruptive Solutions. The Company recorded general and administrative expenses of $23, $29 and $31 and cost of subscription, license and support of $0, $0 and $40 in connection with this agreement for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there were no amounts due to Disruptive Solutions. During the years ended December 31, 2018, 2017 and 2016, amounts paid by the Company to Disruptive Solutions totaled $52, $68 and $31, respectively.

Subscription Agreement with Jive Software

In March 2014, the Company entered into a subscription agreement with Jive Software, Inc. (“Jive Software”), pursuant to which Jive Software provides cloud‑based subscriptions for software products. A member of the Company’s board of directors, who was appointed in December 2015, served as the Executive Chairman of Jive Software from 2014 to June 2017. For the year ended December 31, 2017, the Company received invoices totaling $386 and recorded general and administrative expenses of $172 and cost of subscription, license and support of $254 in connection with this agreement. For the year ended December 31, 2016, the Company received invoices totaling $391 and recorded general and administrative expenses of $139 and cost of subscription, license and support of $203 in connection with this agreement. During the years ended December 31, 2017 and 2016, amounts paid by the Company to Jive Software totaled $398 and $378, respectively. As of December 31, 2017, no amounts were due to Jive Software.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures, and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2019 annual meeting of stockholders (the "2019 Proxy Statement"), which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics (the "Code of Conduct") that applies to all of our employees, executive officers and directors. The full text of the Code of Conduct is available on our website at https://investors.carbonblack.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market.

Item 11. Executive Compensation

The information required by this item will be included in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference to our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference to our 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10‑K.

(a)(2) Financial Statement Schedule

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10‑K Summary

None.

Exhibit Number	Description

3.1(1)	Ninth Amended and Restated Certificate of Incorporation
3.2(2)	Third Amended and Restated By-laws
4.1(3)	Form of Common Stock Certificate of the Registrant
4.2(4)	Eighth Amended and Restated Investor Rights Agreement, dated September 30, 2015
4.3(5)	Form of Common Stock Warrant
4.4(6)	Form of Series D Preferred Stock Warrant
4.5(7)	Form of Series B Preferred Stock Warrant
10.1(8)	Indenture of Lease, between the Registrant and BP Bay Colony LLC, dated as of December 9, 2014, as amended.
10.2(9)	Lease Agreement, between the Registrant and 201 South Street Owner LLC, dated as of March 1, 2017, as amended.
10.3(10)	Lease Agreement, between the Registrant, Carbon Black U.K. Limited and Boultbee Brooks (Reading) Limited, dated as of June 12, 2017.
10.4(11)	Lease Agreement, between Registrant and 1433 Pearl Street Mall LLC, dated as of February 21, 2018.
10.5#(12)	Form of Indemnification Agreement, between the Registrant and each of its Executive Officers and Directors.
10.6#(13)	2012 Stock Option and Grant Plan and forms of agreements thereunder.
10.7#(14)	Amended and Restated Equity Incentive Plan and forms of agreements thereunder.
10.8#(15)	Amended and Restated 2010 Series A Option Plan and forms of agreements thereunder.
10.9#(16)	Carbon Black, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.
10.10#(17)	Confer Technologies, Inc. 2013 Stock Plan and forms of agreement thereunder.
10.11*#(18)	2018 Stock Option and Incentive Plan and forms of agreements thereunder.
10.12#(19)	Senior Executive Cash Incentive Bonus Plan.
10.13#(20)	2018 Employee Stock Purchase Plan.
10.14#(21)	Non‑Employee Director Compensation Policy.
10.15#(22)	Employment Agreement, between the Registrant and Patrick Morley, dated as of January 1, 2016, as amended.
10.16#(23)	Employment Agreement, between the Registrant and Thomas Neergaard Hansen, dated as of July 12, 2017, as amended.
10.17#(24)	Employment Agreement, between the Registrant and Ryan Polk, dated as of January 1, 2017, as amended.
10.18#(25)	Employment Agreement, between the Registrant and Mark P. Sullivan, dated as of January 1, 2016, as amended.
10.19#(26)	Employment Agreement, between the Registrant and Michael Viscuso, dated as of January 1, 2016, as amended.
10.20(27)	Amended and Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank, dated as of March 21, 2017.
21.1*	List of Subsidiaries of Carbon Black, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10‑K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(2)	Filed as Exhibit 3.4 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(3)	Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(4)	Filed as Exhibit 4.2 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(5)	Filed as Exhibit 4.3 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(6)	Filed as Exhibit 4.4 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(7)	Filed as Exhibit 4.6 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(8)	Filed as Exhibit 10.1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(9)	Filed as Exhibit 10.2 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(10)	Filed as Exhibit 10.3 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(11)	Filed as Exhibit 10.4 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(12)	Filed as Exhibit 10.5 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(13)	Filed as Exhibit 10.6 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(14)	Filed as Exhibit 10.7 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(15)	Filed as Exhibit 10.8 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(16)	Filed as Exhibit 10.9 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(17)	Filed as Exhibit 10.10 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference

(18)

Filed as Exhibit 10.11 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018 and refiled herewith to include the forms of award agreements thereunder inadvertently omitted from the original filing

(19)	Filed as Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(20)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(21)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference
(22)	Filed as Exhibit 10.15 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(23)	Filed as Exhibit 10.16 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(24)	Filed as Exhibit 10.17 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(25)	Filed as Exhibit 10.18 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(26)	Filed as Exhibit 10.19 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(27)	Filed as Exhibit 10.20 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 9, 2018, and incorporated herein by reference
(28)	Filed as Exhibit 10.21 to Amendment No. 1 to Registrant’s Registration on Form S‑1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference

*     Filed herewith.

**   This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

#     Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carbon Black, Inc.

Date: March 8, 2019	By:	/s/ Patrick Morley
Name: Patrick Morley
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Morley and Mark P. Sullivan, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick Morley	President, Chief Executive Officer and Director	March 8, 2019
Patrick Morley	(Principal Executive Officer)

/s/ Mark P. Sullivan	Executive Vice President and Chief Financial Officer	March 8, 2019
Mark P. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Fagnan	Director	March 8, 2019
Jeffrey Fagnan

/s/ Peter Thomas Killalea	Director	March 8, 2019
Peter Thomas Killalea

/s/ Ronald H. Nordin	Director	March 8, 2019
Ronald H. Nordin

/s/ Vanessa Pegueros	Director	March 8, 2019
Vanessa Pegueros

/s/ Joseph S. Tibbetts, Jr.	Director	March 8, 2019
Joseph S. Tibbetts, Jr.

/s/ Jill Ward	Director	March 8, 2019
Jill Ward

/s/ Anthony Zingale	Director	March 8, 2019
Anthony Zingale

aa