Form 10-Q
period 2019-03-31
Carbon Black, Inc.
filed 2019-05-02
CIK 1366527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CBLK	The Nasdaq Global Select Market

There were 71,569,406 shares of the registrant’s common stock with a par value of $0.001 per share, outstanding as of April 30, 2019.

CARBON BLACK, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited)	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	4
	Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	5
	Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	7
	Condensed Notes to the Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	64
Signatures		65

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON BLACK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72,880	$67,868
Short-term investments	80,399	92,770
Accounts receivable, net of allowances of $210 and $300, as of March 31, 2019 and December 31, 2018, respectively	43,870	62,555
Prepaid expenses and other current assets	9,397	8,751
Deferred commissions	13,680	13,078
Total current assets	220,226	245,022
Deferred commissions, net of current portion	25,397	25,076
Property and equipment, net	13,253	14,370
Operating lease right-of-use assets	14,931	—
Intangible assets, net	2,204	2,529
Goodwill	119,656	119,656
Deferred tax asset	483	483
Other-long term assets	560	601
Total assets	$396,710	$407,737
Liabilities:
Current liabilities:
Accounts payable	$4,846	$4,663
Accrued expenses	13,901	20,669
Deferred revenue	146,912	152,522
Deferred rent	—	1,216
Operating lease short-term liability	5,339	—
Total current liabilities	170,998	179,070
Deferred revenue, net of current portion	36,296	40,371
Deferred rent, net of current portion	—	2,651
Operating lease long-term liability	13,344	—
Deferred tax liability	49	49
Other long-term liabilities	28	42
Total liabilities	220,715	222,183
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized:
71,396,964 and 69,738,599 shares issued, and 71,341,560 and 69,683,195 shares outstanding,as of March 31, 2019 and December 31, 2018, respectively	71	70
Treasury stock, at cost, 55,404 shares as of March 31, 2019 and December 31, 2018, respectively	(6)	(6)
Additional paid-in capital	733,129	723,051
Accumulated other comprehensive loss	—	(49)
Accumulated deficit	(557,199)	(537,512)
Total stockholders' equity	175,995	185,554
Total liabilities and stockholders' equity	$396,710	$407,737

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Revenue:
Subscription, license and support	$56,294	$45,391
Services	2,262	3,043
Total revenue	58,556	48,434
Cost of revenue:
Subscription, license and support	10,502	7,212
Services	2,523	3,003
Total cost of revenue	13,025	10,215
Gross profit	45,531	38,219
Operating expenses:
Sales and marketing	39,410	30,678
Research and development	18,377	14,922
General and administrative	8,088	10,426
Total operating expenses	65,875	56,026
Loss from operations	(20,344)	(17,807)
Other income (expense), net:
Interest income	859	68
Interest expense	(31)	(23)
Change in fair value of warrant liability	—	(2,881)
Other income (expense), net	(105)	120
Total other income (expense), net	723	(2,716)
Loss before income taxes	(19,621)	(20,523)
Provision for income taxes	66	71
Net loss	(19,687)	(20,594)
Accretion of preferred stock to redemption value	—	(40,039)
Net loss attributable to common stockholders	$(19,687)	$(60,633)

Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(5.38)
Weighted-average common shares outstanding—basic and diluted	70,474,542	11,264,252

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss	$(19,687)	$(20,594)
Other comprehensive income (loss), net of related taxes:
Net unrealized gains (losses) on available-for-sale securities, net of related taxes of zero	49	-
Other comprehensive income (loss)	49	-
Total comprehensive loss	$(19,638)	$(20,594)

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Redeemable									Accumulated
	Convertible		Convertible						Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2017	88,741,194	$333,204	3,851,806	$1,510	11,139,690	$11	53,676	$(6)	$13,429	$—	$(273,513)	$(260,079)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,594)	(20,594)
Exercise of Series A stock options	—	—	185,063	89	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	274,840	—	—	—	976	—	—	976
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,389	—	—	2,389
Accretion of redeemable convertible preferred stock to redemption value	—	40,039	—	—	—	—	—	—	(16,794)	—	(23,245)	(40,039)
Repurchase of common stock	—	—	—	—	(1,728)	—	1,728	—	—	—	—	—
Balance at March 31, 2018	88,741,194	$373,243	4,036,869	$1,599	11,412,802	$11	55,404	$(6)	$—	$—	$(317,352)	$(317,347)
Balance at December 31, 2018	—	$—	—	$—	69,683,195	$70	55,404	$(6)	$723,051	$(49)	$(537,512)	$185,554
Net loss	—	—	—	—	—	—	—	—	—	—	(19,687)	(19,687)
Exercise of common stock options	—	—	—	—	1,535,993	1	—	—	6,225	—	—	6,226
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	122,372	—	—	—	(351)	—	—	(351)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,204	—	—	4,204
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	49	—	49
Balance at March 31, 2019	—	$—	—	$—	71,341,560	$71	55,404	$(6)	$733,129	$—	$(557,199)	$175,995

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(19,687)	$(20,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,124	1,905
Stock-based compensation expense	4,204	2,389
Provisions for doubtful accounts	(41)	19
Non-cash interest expense	16	9
Change in fair value of warrant liability	—	2,881
Deferred income taxes	—	4
Other non-cash income	(383)	—
Changes in operating assets and liabilities:
Accounts receivable	18,726	24,031
Prepaid expenses and other assets	(893)	(1,861)
Deferred commissions	(923)	(494)
Accounts payable	236	25
Accrued expenses	(7,482)	(2,305)
Deferred revenue	(9,686)	(6,703)
Deferred rent	—	(82)
Operating leases right-of-use assets	1,088	—
Operating leases liability	(1,202)	—
Other long-term liabilities	(13)	(1)
Net cash used in operating activities	(13,916)	(777)
Cash flows from investing activities:
Purchases of short-term investments	(15,897)	—
Sale and maturities of short-term investments	28,700	—
Purchases of property and equipment	(577)	(1,495)
Capitalization of internal-use software costs	(160)	(293)
Net cash provided by (used in) investing activities	12,066	(1,788)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,546	1,065
Payments of deferred financing costs	(47)	(47)
Taxes paid related to net share settlement of equity awards	(351)	—
Proceeds from employee stock purchase plan	714	—
Payments of initial public offering costs	—	(840)
Net cash provided by financing activities	6,862	178
Net increase (decrease) in cash and cash equivalents	5,012	(2,387)
Cash and cash equivalents at beginning of period	67,868	36,073
Cash and cash equivalents at end of period	$72,880	$33,686

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$40,039
Additions to property and equipment included in accounts payable at period end	$189	$353
Deferred offering costs included in accounts payable at period end	$—	$546

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Overview

Carbon Black, Inc. (the “Company,” ”we,” “us,” “our”) is a leader in cloud endpoint protection. The Company’s solutions enable customers to predict, prevent, detect, respond to and remediate cyber attacks before they cause a damaging incident or data breach. The Company was incorporated under the laws of the State of Delaware in December 2002 as Bit 9, Inc. and in April 2005 changed its name to Bit9, Inc. In January 2016, the Company amended its certificate of incorporation to change its name to Carbon Black, Inc.

The company is headquartered in Waltham, Massachusetts. The Company has wholly owned subsidiaries in the United States, the United Kingdom, Singapore, Australia, Canada, Malaysia and Japan.

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

Initial Public Offering

On May 8, 2018, the Company closed its initial public offering (“IPO”), in which it issued and sold 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price to the public was $19.00 per share. The Company received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible and convertible preferred stock automatically converted into 46,079,623 shares of common stock. Additionally, an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 485,985 shares of common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial information included in our Annual Report on Form 10-K for 2018 filed with the SEC on March 8, 2019 (“2018 Form 10-K”).

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation.

Certain previously reported amounts presented in this Quarterly Report on Form 10-Q (“Form 10-Q”) may be reclassified to conform to current-period presentation. Events occurring subsequent to the date of our consolidated balance sheet were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-Q with the SEC.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. For additional information about our use of estimates refer to “Critical Accounting Policies” included under management’s discussion and analysis in our 2018 Form 10-K.

Significant Accounting Policies

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) on a modified retrospective transition approach as discussed in detail in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with ASC 842.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as the Company, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has irrevocably elected to “opt out” of this provision and, as a result, the Company will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. For a complete discussion of our significant accounting policies refer to Note 2 to the consolidated financial statements in our 2018 Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements:

Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software

The standard was issued in order to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under this guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. Generally costs incurred to configure/customize the hosted software are capitalizable, however, data conversion and training costs are expensed as incurred consistent with internal-use software guidance. The amortization period is over the non-cancelable term and any reasonable certain renewals are expensed to the same line item in which fees paid to the vendor are recognized (i.e., not included in amortization expense).

		January 1, 2020, early adoption permitted	We are currently assessing the impact of the standard on our consolidated financial statements.
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The standard requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts.  Credit losses on available-for-sale securities will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves.

		January 1, 2020, early adoption permitted	We are currently assessing the impact of the standard on our consolidated financial statements.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

	January 1, 2020, early adoption permitted	We are currently evaluating the impacts of early adoption and will apply this standard prospectively, as applicable.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The standard eliminates, amends and adds disclosure requirements for fair value measurements. Eliminated disclosures include: amount of and reasons for transfers between levels 1 and 2, policy on timing of transfers, valuation processes for level 3. Removal of the requirement to disclose future changes in FV inputs. Relevant amended disclosures include no longer requiring full level 3 rollforward but rather disclosure of transfers in/out and purchases/ issuances. New disclosures include changes in OCI on level 3 assets/ liabilities and disclosure of range and weighted average of significant unobservable inputs for level 3.

	January 1, 2020, early adoption permitted	We are in the process of evaluating the changes required by the new provisions. We expect this to be minimal as we do not have any level 3 inputs.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently adopted accounting pronouncements:

Leases

In February 2016, the FASB issued ASC No. 2016-02, Leases (Topic 842) (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 effective January 1, 2019 and elected the modified retrospective approach, whereby periods prior to 2019 were not adjusted for the new standard.

We elected the hindsight practical expedient to determine the lease term for existing leases, and we did not elect to apply the recognition requirements in the leases standard to leases that at commencement date have a lease term of 12 months or less.

We have elected the available package of practical expedients permitted under the transition guidance within the new standard which does not require us to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASC 842 resulted in the recognition of operating right-of-use assets of approximately $16.0 million and operating lease liabilities of approximately $19.9 million. Included within our operating lease assets are the previously recorded net deferred rent balances which were reclassified into our operating lease assets upon the adoption of ASC 842. The standard did not have a material effect on our consolidated statement of operations, consolidated statement of comprehensive loss or consolidated statement of cash flows. Expanded disclosures about the nature and terms of our lease agreements are included in Note 7 in this Form 10-Q.

Stock Compensation

We adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASC 718”), effective January 1, 2019. The standard provides expanded guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The overall effect from the adoption of ASC 718  had an immaterial impact to our consolidated financial statements.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of highly liquid investments in money market funds.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Short-term investments are classified as available-for-sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of interest income in the consolidated statement of operations.

The following tables present the amortized cost, fair value and associated unrealized gains and losses of cash equivalents and short-term investments as of the periods presented:

	March 31, 2019
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$55,798	$—	$—	$55,798
Total cash equivalents	$55,798	$—	$—	$55,798

Short-term investments:
Commercial paper	$37,606	$—	$—	$37,606
U.S. treasury securities	14,375	—	—	14,375
Corporate bonds	17,852	—	—	17,852
Asset-backed securities	10,566	—	—	10,566
Total short-term investments	$80,399	$—	$—	$80,399

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,047	$—	$—	$52,047
Total cash equivalents	$52,047	$—	$—	$52,047

Short-term investments:
Commercial paper	$42,706	$—	$—	$42,706
U.S. treasury securities	21,486	—	(9)	21,477
Corporate bonds	13,790	—	(23)	13,767
Asset-backed securities	14,837	—	(17)	14,820
Total short-term investments	$92,819	$—	$(49)	$92,770

The following table summarizes the contractual maturities of our short-term investments as of the period presented:

	March 31, 2019
(In thousands)	Amortized Cost	Fair Value
Due within one year	$80,399	$80,399
Due after one year	—	—
Total short-term investments	$80,399	$80,399

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$55,798	$—	$—	$55,798
Total cash equivalents	$55,798	$—	$—	$55,798

Short-term investments:
Commercial paper	$—	$37,606	$—	$37,606
U.S. treasury securities	14,375	—	—	14,375
Corporate bonds	—	17,852	—	17,852
Asset-backed securities	—	10,566	—	10,566
Total short-term investments	$14,375	$66,024	$—	$80,399

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,047	$—	$—	$52,047
Total cash equivalents	$52,047	$—	$—	$52,047

Short-term investments:
Commercial paper	$—	$42,706	$—	$42,706
U.S. treasury securities	21,477	—	—	21,477
Corporate bonds	—	13,767	—	13,767
Asset-backed securities	—	14,820	—	14,820
Total short-term investments	$21,477	$71,293	$—	$92,770

Changes in the fair values of the Company's preferred stock warrant liabilities and common stock warrant liability for the periods presented were as follows:

(In thousands)	Series D Preferred Stock Warrant Liability	Common Stock Warrant Liability
Fair value at December 31, 2017	$992	$1,774
Change in fair value	1,378	7,460
Exercise of common stock warrant	—	(9,234)
Conversion to common stock warrant	(2,370)	—
Fair value at December 31, 2018	$—	$—

(1) Upon the closing of our IPO in May 2018, we no longer had any outstanding warrant liabilities.

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
(In thousands)	2019	2018
Computer equipment	$15,776	$15,519
Leasehold improvements	6,987	6,921
Internal-use software	4,458	4,298
Computer software	3,885	3,850
Furniture and fixtures	3,790	3,773
Office equipment	20	20
Total property and equipment	34,916	34,381
Less: Accumulated depreciation and amortization	(21,663)	(20,011)
Total property and equipment, net	$13,253	$14,370

Depreciation and amortization expense related to property and equipment, including internal-use software, was approximately $1.8 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we disposed of fully depreciated assets with an original cost of $149 thousand. During the three months ended March 31, 2018, we had no disposals of fully depreciated assets.

During the three months ended March 31, 2019 and 2018, the Company capitalized $160 thousand and $293 thousand, respectively, of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $304 thousand and $157 thousand, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $119.7 million as of both March 31, 2019 and December 31, 2018.

The following table represents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type, as of the dates indicated:

	March 31, 2019			December 31, 2018
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets:
License agreement	$150	$(131)	$19	$150	$(128)	$22
Developed technology	7,301	(5,116)	2,185	7,301	(4,804)	2,497
Trade name	440	(440)	—	440	(430)	10
Customer relationships	2,950	(2,950)	—	2,950	(2,950)	—
Total intangible assets	$10,841	$(8,637)	$2,204	$10,841	$(8,312)	$2,529

Amortization expense related to intangible assets was $325 thousand and $391 thousand for the three months ended March 31, 2019 and 2018, respectively.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. LEASES

We lease various office space and data centers under non-cancellable operating leases. Our leases have remaining lease terms ranging from 1 year to 5 years, some of which include extension options of up to 5 years and termination options within 3 years. The exercise of these lease extension and termination options are at our sole discretion.

Right-of-use (“ROU”) assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. We determine if an arrangement is a lease at inception. Right-of-use assets and lease liabilities are initially measured at the lease commencement date based on the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Our lease right-of-use assets also include any unamortized initial direct costs plus any prepayments less any unamortized lease incentives received.

Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the balance sheet. Lease expenses relating to our short-term leases are recognized on a straight-line basis over the lease term. For lease agreements we entered into or reassessed after the adoption of Topic 842, we combine lease and non-lease components as a single lease component. Non-lease components primarily consist of payments for maintenance and utilities.

Our lease agreements do not contain any material residual value guarantees, material restrictive covenants or variable lease payments based on an index or rate. We currently sublease one of our office spaces to a third party.

The following table presents the components of lease expense and supplemental information for the three months ended March 31, 2019.

(Dollars in thousands, except where otherwise noted)	March 31, 2019
Lease cost:
Operating lease cost	$1,202
Short-term lease cost	16
Sublease income	(52)
Total lease cost	$1,166

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,460

Weighted-average:
Remaining lease term - operating leases	3.5 years
Discount rate - operating leases	5.5%

Future minimum payments under non-cancellable leases as of March 31, 2019 were the following:

(In thousands)	March 31, 2019
2019 (remaining nine months)	$4,701
2020	5,900
2021	5,675
2022	2,709
2023	1,303
Thereafter	244
Total lease payments	20,532
Less: Imputed interest	(1,849)
Present value of lease payments	$18,683

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018. In determining the future minimum lease payments, the Company included lease payments due for an optional renewal period under an existing lease.

(In thousands)	December 31, 2018
2019	$5,492
2020	5,343
2021	5,118
2022	2,343
2023	1,070
Thereafter	986
Total lease payments	$20,352

8. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon the completion of our IPO, all outstanding shares of redeemable convertible and convertible preferred stock, totaling 46.1 million shares, were automatically converted into shares of common stock. The carrying amount of the redeemable convertible and convertible preferred stock was approximately $532.7 million and $1.7 million, respectively, and was reclassified to stockholders’ equity (deficit). Also upon the completion of our IPO, all outstanding warrants to purchase shares of redeemable convertible preferred stock became warrants exercisable for 130,965 shares of common stock, which were subsequently exercised at a price of $2.9891 per share. For additional information regarding the impact of our IPO on our preferred stockholders’ equity, refer to Notes 11 and 13 to the consolidated financial statements, in our 2018 Form 10-K.

On the date of our IPO, we filed a restated certificate of incorporation, which authorized the issuance of 25.0 million shares of preferred stock with a par value of $0.001 per share, with rights and preferences designated from time to time by the board of directors. As of March 31, 2019, no shares of preferred stock were issued or outstanding.

Common Stock

Upon the completion of our IPO, a common stock warrant with an issuance date of July 1, 2012, became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock. Subsequent to the completion of our IPO, a common stock warrant with an issuance date of July 31, 2014, was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock. For additional information regarding the impact of our IPO on our common stockholders’ equity, refer to Notes 12 and 13 to the consolidated financial statements, in our 2018 Form 10-K.

On the date of our IPO, we filed a restated certificate of incorporation, which authorized the issuance of 500.0 million shares of common stock with a par value of $0.001 per share, with rights and preferences designated from time to time by the board of directors. As of March 31, 2019, 71.4 million shares were issued and 71.3 million shares were outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. No dividends have been declared through March 31, 2019.

9. EQUITY AWARD PLANS

2018 Stock Option and Incentive Plan

We have only issued new incentive equity awards under our 2018 Stock Option and Incentive Plan (the “2018 Plan”) since our IPO in May 2018. Our 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights.

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of March 31, 2019 and December 31, 2018, there were approximately 9.3 million and 5.8 million shares, respectively, available for grant under the 2018 Plan.

Options to Purchase Common Stock

The following table summarizes our common stock option activity for the three months ended March 31, 2019:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
(Dollars in thousands, except per share amounts)	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2018	16,217,066	$6.26	6.56	$126,901
Granted	32,000	15.27
Exercised	(1,535,993)	4.04
Forfeited	(371,322)	11.92
Outstanding at March 31, 2019	14,341,751	$6.37	6.43	$117,724
Vested and expected to vest at March 31, 2019	13,863,290	6.20	6.36	115,350
Options exercisable at March 31, 2019	9,631,348	4.46	5.51	91,899

As of March 31, 2019, the total unrecognized compensation expense related to outstanding common stock options was approximately $26.0 million and will be recognized over an estimated weighted-average amortization period of approximately 2.24 years.

The assumptions we used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.53%	2.74%
Expected term (in years)	6.25	6.25
Expected volatility	42.63%	43.85%
Expected dividend yield	—	—

Restricted Stock Units

The following table summarizes our unvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2019:

		Weighted‑	Weighted‑
		Average	Average Remaining	Aggregate
	Number of	Grant Date Fair	Contractual Term	Intrinsic
(Dollars in thousands, except share per share amounts)	Shares	Value Per Share	(in years)	Value
Unvested at December 31, 2018	1,116,675	$14.31	1.56	$14,986
Granted	371,925	15.30
Vested(1)	(148,670)	7.78
Forfeited	(40,057)	18.97
Unvested at March 31, 2019	1,299,873	$15.19	1.67	$18,133
RSUs vested and expected to vest at March 31, 2019	1,103,894	15.20	1.58	15,399
RSUs vested and exercisable at March 31, 2019	—	—	—	—

(1) The number of RSUs vested includes shares of common stock that we withheld on behalf of the employees to satisfy the minimum statutory tax withholding requirements.

As of March 31, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $18.4 million and will be recognized over an estimated weighted-average amortization period of approximately 3.20 years.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense recognized in our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cost of subscription, license and support revenue	$167	$136
Cost of services revenue	64	57
Sales and marketing expense	1,838	936
Research and development expense	1,044	564
General and administrative expense	1,091	696
	$4,204	$2,389

Employee Stock Purchase Plan

In April 2018, the Board of Directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). A total of approximately 1.7 million shares of the Company’s common stock have been authorized for issuance under the 2018 ESPP. Subject to any plan limitations, the 2018 ESPP allows eligible employees to contribute through payroll deductions, up to 10% of their base compensation during the offering period, for the purchase of the Company’s common stock at a discounted price per share. Our current offering period began January 1, 2019 and is expected to end June 30, 2019.

Unless the participating employee has previously withdrawn from the offering, their accumulated payroll deductions will be used to purchase shares of common stock on the last business day of the offering period at a price equal to 85 percent of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower.

10. COMMITMENTS AND CONTINGENCIES

For additional information about our commitments and contingencies, refer to Note 15 to the consolidated financial statements, in our 2018 Form 10-K.

Hosting Services Agreement

In September 2017, the Company entered a non‑cancelable contractual agreement related to the hosting of its data processing, storage and other computing services. The agreement, as amended, expires in November 2020. As of March 31, 2019, our off-balance sheet commitment remaining under the hosting agreement totaled approximately $21.7 million.

Indemnifications

Under the indemnification provisions of the Company's standard sales‑related contracts, the Company agreed to defend end‑customers against third‑party claims asserting infringement of certain intellectual property rights by the Company’s solutions, which may include patents, copyrights, trademarks, or trade secrets and to pay judgments entered on such claims. The Company's exposure under these indemnification provisions is generally limited by certain defined remedies and exclusions under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement.

In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2019, there have been no claims under any indemnification provisions.

We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of March 31, 2019 or December 31, 2018.

Litigation

On March 21, 2018, Finjan, Inc. (“Finjan”) filed a complaint in the U.S. District Court for the Northern District of California alleging that certain of the Company's products and services infringe at least four U.S. patents purportedly owned by Finjan, seeking, among other things, a judgment holding that the Company has infringed four asserted patents, a preliminary and permanent injunction preventing alleged

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

continued infringement of one of the asserted patents, past damages not less than a reasonable royalty, enhanced damages for alleged willful infringement, costs and reasonable attorneys' fees, and pre‑ and post‑judgment interest. While the Company did not believe the complaint had merit, on April 6, 2018, the Company entered into a settlement agreement with Finjan, resolving all claims made pursuant to the complaint, which was dismissed later in April 2018. During the year ended December 31, 2018, we recognized and paid $3.9 million in settlement charges relating to this matter.

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

11. INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $66 thousand and $71 thousand, respectively, due to foreign income taxes.

12. REVENUE

We generate revenue through relationships with channel partners and through our direct sales force, consisting of three primary sources:

(i)

Sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support, collectively referred to as support;

(ii)	Cloud-based software-as-a-service, or SaaS, subscriptions for access to our CB Predictive Security Cloud software products and CB Response Cloud; and
(iii)	Professional services and training, collectively referred to as services.

For information about our revenue recognition methodology, refer to Note 2 to our consolidated financial statements in our 2018 Form 10-K.

Contract Costs

As of March 31, 2019 and December 31, 2018, the Company recorded approximately $39.1 million and $38.1 million, respectively, of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during the three months ended March 31, 2019 and 2018 totaled $4.9 million and $3.5 million, respectively. Amortization of deferred commissions during the three months ended March 31, 2019 and 2018 totaled $3.9 million and $3.0 million, respectively, and is included in sales and marketing expense in the consolidated statements of operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions. The Company does not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended March 31, 2019, we recognized revenue of $54.5 million which was included in the deferred revenue balance as of December 31, 2018.

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. We generally bill our customers in advance, and payment terms on invoiced amounts are typically 30 to 90 days. Contract costs include amounts related to our contractual right to consideration for completed and partially completed performance obligations that may not have been invoiced; such amounts have been insignificant to date.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major products and services

	Three Months Ended March 31,
(In thousands)	2019	2018
Subscription and support revenue	$33,741	$32,095
Cloud-based subscription revenue	21,033	11,692
Perpetual license revenue	1,520	1,604
Services revenue	2,262	3,043
Total revenue	$58,556	$48,434

Geographic revenue

	Three Months Ended March 31,
(In thousands)	2019	2018
United States	$47,609	$40,493
All other	10,947	7,941
Total revenue	$58,556	$48,434

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company defines backlog as contractually committed orders for subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $183.2 million in deferred revenue and $40.0 million in backlog.

The following table presents the remaining performance obligations we expect to recognize over the periods indicated (in percentages):

		Less than		More than
	Total	1 year	1-2 Years	2 years
Deferred revenue	100%	80%	14%	6%
Backlog	100	38	43	19

Concentration Risk

As of March 31, 2019, two channel partners accounted for approximately 28% and 23% of outstanding accounts receivable, respectively, and approximately 21% and 18% of total revenue, respectively, for the three months ended March 31, 2019.

During the three months ended March 31, 2019 and 2018, revenue from customers located outside of the United States in the aggregate accounted for approximately 19% and 16%, respectively, of our total revenue. Substantially all of our long-lived tangible assets (consisting of property and equipment) were held within the United States as of March 31, 2019 and December 31, 2018.

13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities, unless anti-dilutive.

As the company was in a loss for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table presents the calculation for basic and diluted net loss per share attributable to common stockholders for the dates indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2019	2018
Numerator:
Net loss	$(19,687)	$(20,594)
Accretion of preferred stock to redemption value	—	(40,039)

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net loss attributable to common stockholders	$(19,687)	$(60,633)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	70,474,542	11,264,252
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(5.38)

The following table presents the potentially dilutive securities that were excluded from the computation of net loss per share for the periods presented because their inclusion would have an anti-dilutive effect:

	As of March 31,
	2019	2018
Options to purchase common stock	14,341,751	15,368,789
Unvested restricted stock units	1,299,873	394,500
Shares to be issued under ESPP	68,886	—
Options to purchase Series E-1 preferred stock (as converted to common stock)	—	837,835
Warrants to purchase common stock	—	106,250
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	167,500
Redeemable convertible preferred stock (as converted to common stock)	—	44,370,560
Total potential common shares	15,710,510	61,245,434

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our consolidated financial statements and related notes included in our 2018 Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis and information set forth elsewhere in this Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “will,” “would,” or the negative of these words or other similar terms or expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words.

These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which they are made and we expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

BUSINESS OVERVIEW

Carbon Black is a leader in cloud endpoint protection. As an innovator in the Endpoint Protection Platform (“EPP”) market, our technology enables customers to address the complete endpoint security lifecycle and stay ahead of advanced cyber attacks.

Our big data and security analytics platform, the CB Predictive Security Cloud (“PSC”), consolidates endpoint security and IT operations into an extensible cloud platform that prevents advanced threats, provides actionable insight and enables businesses of all sizes to simplify operations. By analyzing billions of security events per day across the globe, Carbon Black has key insights into attackers’ behavior patterns, enabling customers to detect, respond to and prevent emerging attacks.

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

Our approach to solving these endpoint security challenges focuses on leveraging our big data and our security analytics platform in the cloud (the PSC) to better detect and prevent the behaviors and specific techniques used by attackers. Based on our experience and investment in next‑generation solutions designed to address the full endpoint security lifecycle, we have developed a highly differentiated technology

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

approach with four main pillars: (1) unfiltered data collection, (2) proprietary data shaping technology, (3) streaming analytics, and (4) extensible open architecture.

A substantial majority of our customers purchase our solutions under a subscription license. Our subscription licenses include: access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud; ongoing support, which provides our customers with telephone and web‑based support, bug fixes and repairs; and software updates on a when‑and‑if‑available basis. Additionally, a substantial amount of those customers who purchase licenses on a perpetual basis also purchase an agreement for access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud. Subscription (i.e. term-based) revenue is recognized on a ratable basis over the contract term beginning on the date the software is delivered to the customer. Revenue for cloud-based subscriptions is recognized on a ratable basis over the term of the subscription beginning on the date the customer is given access to the platform. Maintenance services and customer support revenue related to subscription licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from the infrequent sales of perpetual software licenses is recognized ratably over the customer’s estimated economic life, which we have estimated to be five years, beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to perpetual licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from perpetual licenses represented less than 5% of our $56.3  million of subscription, license and support revenue for the three months ended March 31, 2019. Due to our revenue recognition model, all of our subscription, license and support revenue is recognized on a ratable basis, providing us with strong visibility into future revenue.

We primarily sell our products through a channel partner go‑to‑market model, which significantly extends our global market reach and ability to rapidly scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value‑added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms. Our MSSP and IR firm channel partners both use and recommend our products to their clients. We have established significant relationships with leading channel partners, including Optiv Security, Inc., a leading VAR and MSSP; CDW Corporation, one of the world’s largest software VARs; Arrow Electronics, Inc., a major global distributor; SecureWorks, Inc., a leading MSSP; and Kroll, a leading IR firm. For the three months ended March 31, 2019, approximately 91% of our new and add‑on business was closed in collaboration with a channel partner.

Our customers include many of the world’s largest, security‑focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as mid‑sized organizations. As of March 31, 2019, we serve 5,339 customers globally across multiple industries, including 35 of the Fortune 100.

We have experienced revenue growth, with revenue increasing to $58.6 million in the three months ended March 31, 2019, up from $48.4 million in the same period in 2018, representing a 21% annual growth rate. Recurring revenue, a non-GAAP financial measure, represented 94% and 90% of our total revenue in the three months ended March 31, 2019 and 2018, respectively. Annual recurring revenue, or ARR, was $226.0 million and $182.8 million as of March 31, 2019 and 2018, respectively. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services. The portion of ARR related to our cloud‑based subscription contracts was $88.8 million and $51.8 million as of March 31, 2019 and 2018, respectively. The percentage of our total recurring revenue generated by sales of our cloud‑based solutions was 38% and 27% as of March 31, 2019 and 2018, respectively. We incurred net losses of $19.7 million and $20.6 million for the three months ended March 31, 2019 and 2018, respectively, as we continued to invest for growth to address the large market opportunity for our platform.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

	RESULTS OF OPERATIONS			PERCENTAGE OF REVENUE
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	% Change	2019	2018
Revenue:
Subscription, license and support	$56,294	$45,391	24%	96%	94%
Services	2,262	3,043	(26)	4	6
Total revenue	58,556	48,434	21	100	100
Cost of revenue:
Subscription, license and support(1)	10,502	7,212	46	18	15
Services(1)	2,523	3,003	(16)	4	6
Total cost of revenue	13,025	10,215	28	22	21
Gross profit	45,531	38,219	19	78	79
Operating expenses:
Sales and marketing(1)	39,410	30,678	28	67	63
Research and development(1)	18,377	14,922	23	31	31
General and administrative(1)	8,088	10,426	(22)	14	22
Total operating expenses	65,875	56,026	18	112	116
Loss from operations	(20,344)	(17,807)	14	(34)	(37)
Net interest income	828	45	1,740	1	—
Other income (expense), net	(105)	(2,761)	(96)	—	(6)
Loss before income taxes	(19,621)	(20,523)	(4)	(33)	(43)
Provision for income taxes	66	71	(7)	—	—
Net loss	$(19,687)	$(20,594)	(4)%	(33)%	(43)%

(1) Includes stock-based compensation expense. Additional information about our stock-based compensation expense is provided in Note 9 to the consolidated financial statements in this Form 10-Q.

Financial Highlights

Highlights for the three months ended March 31, 2019 compared to the same period in 2018 included:

•Revenue increased to $58.6 million from $48.4 million, representing a 21% annual growth rate.

•Annual recurring revenue, or ARR, was $226.0 million and $182.8 million, respectively, representing a 24% annual growth rate. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services.

•ARR related to our cloud-based subscription contracts was $88.8 million and $51.8 million, respectively, representing a 71% annual growth rate.

•Recurring revenue increased to $54.8 million from $43.8 million, a 25% annual growth rate. Recurring revenue represented 94% and 90% of our total revenue, respectively.

•The revenue from cloud-based solutions increased to $21.0 million from $11.7 million, a 80% annual growth rate. The percentage of our total recurring revenue generated by sales of our cloud-based solutions was 38% and 27%, respectively.

•Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 5,339 from 4,006, representing a year-over-year increase of 33%.

•Number of customers who purchased our cloud-based solutions increased from 1,870 customers to 3,169 customers.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, primarily driven by the following factors:

Market Adoption

We believe our future success will depend, in large part, on the market for next-generation endpoint security. Because network-centric security is no longer adequate, organizations must focus on securing the endpoint. However, while organizations have made significant investments in upgrading to advanced network security solutions, the majority of endpoint security technology in use today relies on multiple agents and uses the same ineffective, traditional signature-based antivirus software. As a result, organizations are increasingly shifting their security budgets toward next-generation endpoint security solutions. We believe that we are well positioned as a market leader to capitalize on this investment cycle and that our ability to address the full lifecycle of a cyber attack will help to drive our market adoption. Additionally, the number of security professionals has not kept pace with total demand. As the number of threats multiplies, legacy solutions either miss threats or produce more alerts than security teams are able to process and investigate. Organizations are increasingly turning to next-generation solutions, advanced analytics and automation tools to empower their security professionals to increase their efficiency and focus on the highest value cyber security tasks, thereby reducing the need for additional security headcount. Organizations are also addressing the talent gap by relying more on security-focused VARs and trusted partners to augment their internal teams of security experts.

Add New Customers

Our ability to add new customers is a key indicator of our increasing market adoption and future revenue potential. Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 5,339 customers in the three months ended March 31, 2019 from 4,006 customers in the same period of 2018, representing a year-over-year increase of approximately 33%. We expect this trend to continue in future periods as we focus on adding new customers and renewing existing customers through our channel partners. We are focused on continuing to grow our customer base. We have continuously enhanced our endpoint security platform and product offerings, and we have expanded both our domestic and international sales force to drive new customer acquisition. However, our ability to continue to grow our customer base is dependent on a number of factors, including our ability to compete within the increasingly competitive markets in which we participate.

Maintain Strong Retention Rates

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us. To assess our performance against this objective, we monitor the retention rate of our existing customers. We calculate retention rate by comparing the annual recurring subscription and support revenue from our customers at the beginning of a measurement period. We divide the ending annual recurring revenue by the beginning annual recurring revenue to arrive at our retention rate metric. We exclude the impact of any add-on purchases from these customers during the measurement period; accordingly, our retention rate cannot exceed 100%. In addition, the metric reflects the loss of customers who elected not to renew contracts expiring during the measurement period and customers who elected to reduce their contract spend during the measurement period. Our retention rate was approximately 87% for the three months ended March 31, 2019.

Increase Sales to Existing Customers

Our current customer base provides us with a significant opportunity to drive incremental sales. Our extensible platform allows us to develop new solutions rapidly and at a lower cost over time. As we develop and deploy additional security offerings on the CB Predictive Security Cloud platform, we see significant additional opportunity to cross-sell these offerings as customers benefit by addressing multiple security requirements through a single platform. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our solutions, our ability to develop new products, pricing, economic conditions or overall reductions in our customers’ spending levels.

Invest in Growth

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

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

Key Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018
Billings	$48,871	$41,730
Year-over-year growth	17%	33%
Short-term billings	$52,946	$42,015
Year-over-year growth	26%	35%
Total revenue	$58,556	$48,434
Year-over-year growth	21%	35%
Recurring revenue	$54,774	$43,787
Year-over-year growth	25%	39%
Recurring revenue as a percentage of total revenue	94%	90%

Billings

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

We use billings as one factor to evaluate our business because billings is an indicator of current period sales activity and provides visibility into corresponding future revenue growth due to our subscription-based revenue model. However, it is important to note that billings, in any period, may be impacted by the timing of customer renewals, including early renewals, and customers’ preferences for multi-year upfront or annual billing terms, which could favorably or unfavorably impact year-over-year comparisons. While we believe that billings is somewhat useful in evaluating our business, billings is a non-GAAP financial measure that has limitations as an analytical tool, and billings should not be considered as an alternative to, or substitute for, total revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate billings differently or not at all, which reduces the usefulness of billings as a tool for comparison. We recommend that you review the reconciliation of billings to total revenue, the most directly comparable GAAP financial measure, provided below, and that you not rely on billings or any single financial measure to evaluate our business.

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenue	$58,556	$48,434
Deferred revenue, end of period	183,208	161,996
Deferred revenue, beginning of period	(192,893)	(168,700)
Billings	$48,871	$41,730

Short-term billings

We define short-term billings, a non-GAAP financial measure, as total revenue plus the change in current deferred revenue during the period, excluding acquired deferred revenue. We believe that short-term billings provides useful information to investors and others in

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

evaluating our operating performance because it excludes the impact of upfront multi-year billings, which can vary from period to period depending on the timing of large, multi-year customer contracts and customer preferences for annual billing versus multi-year upfront billing. However, it is important to note that short-term billings, in any period, may be impacted by the timing of customer renewals, including early renewals, which could favorably or unfavorably impact year-over-year comparisons. While we believe that short-term billings is somewhat useful in evaluating our business, short-term billings is a non-GAAP financial measure that has limitations as an analytical tool, and short-term billings should not be considered as an alternative to, or substitute for, total revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate short-term billings differently or not at all, which reduces the usefulness of short-term billings as a tool for comparison. We recommend that you review the reconciliation of short-term billings to total revenue, the most directly comparable GAAP financial measure, provided below, and that you not rely on short-term billings or any single financial measure to evaluate our business.

	Three Months Ended March 31,
(In thousands)	2019	2018
Total revenue	$58,556	$48,434
Deferred revenue, current, end of period	146,912	123,746
Deferred revenue, current, beginning of period	(152,522)	(130,165)
Short-term billings	$52,946	$42,015

Recurring revenue

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

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018
Subscription, license and support revenue	$56,294	$45,391
Perpetual license revenue	(1,520)	(1,604)
Recurring revenue	$54,774	$43,787
Recurring revenue as a percentage of total revenue	94%	90%

Non-GAAP Financial Measures

Non-GAAP Free cash flow and free cash flow margin

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

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash used in operating activities	$(13,916)	$(777)
Net cash provided by (used in) investing activities	12,066	(1,788)
Net cash provided by financing activities	6,862	178
Net increase (decrease) in cash and cash equivalents	$5,012	$(2,387)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash used in operating activities	$(13,916)	$(777)
Purchases of property and equipment	(577)	(1,495)
Capitalization of internal-use software costs	(160)	(293)
Free cash flow	$(14,653)	$(2,565)

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities (as a percentage of revenue)	(23.8)%	(1.6)%
Purchases of property and equipment (as a percentage of revenue)	(1.0)	(3.1)
Capitalization of internal-use software costs (as a percentage of revenue)	(0.3)	(0.6)
Free cash flow margin	(25.1)%	(5.3)%

Non-GAAP operating loss

We define non-GAAP operating loss as loss from operations excluding stock-based compensation and amortization of acquired intangible assets. For the three months ended March 31, 2018, we have also excluded from non-GAAP operating loss the $3.9 million expense related to the payments we agreed to make in 2018 pursuant to the Finjan legal settlement.

We consider non-GAAP operating loss to be a useful metric for investors and other users of our financial information in evaluating our operating performance because it excludes the impact of stock-based compensation and amortization of acquired intangible assets, each of which is a non-cash charge that can vary from period to period for reasons that are unrelated to our core operating performance, and expense recorded by us pursuant to the legal settlement because it is a non-recurring item. While we believe that non-GAAP operating loss is useful in evaluating our business, non-GAAP operating loss is a non-GAAP financial measure that has limitations as an analytical tool, and non-GAAP operating loss should not be considered as an alternative to, or substitute for loss from operations in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate non-GAAP operating loss differently or not at all, which reduces the usefulness of non-GAAP operating loss as a tool for comparison. We recommend that you review the reconciliation of non-GAAP operating loss to loss from operations, the most directly comparable GAAP financial measure, provided below, and that you not rely on non-GAAP operating loss or any single financial measure to evaluate our business.

	Three Months Ended March 31,
(In thousands)	2019	2018
Loss from operations	$(20,344)	$(17,807)
Stock-based compensation	4,204	2,389
Amortization of acquired intangible assets	325	391
Legal settlement	—	3,900
Non-GAAP operating loss	$(15,815)	$(11,127)

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the total revenue for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue:
Subscription, license and support	$56,294	$45,391	$10,903	24%
Services	2,262	3,043	(781)	(26)
Total revenue	$58,556	$48,434	$10,122	21

REVENUE

We generate revenue through relationships with channel partners and through our direct sales force, consisting of three primary sources:

(i)

Sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to utilize the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support, collectively referred to as support;

(ii)	Cloud-based software-as-a-service, or SaaS, subscriptions for access to our CB Predictive Security Cloud software products and CB Response Cloud; and
(iii)	Professional services and training, collectively referred to as services.

For information about our revenue recognition methodology, refer to Note 2 to our consolidated financial statements in our 2018 Form 10-K.

Subscription, License and Support Revenue

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

During 2015, we began offering our CB Response product through cloud-based subscriptions. During 2016, we began offering our CB Defense product, a cloud-based next-generation antivirus solution, representing our first offering on the CB Predictive Security Cloud Platform. During 2018, we launched four new products on the CB Predictive Security Cloud Platform: CB ThreatSight, CB Defense for VMWare, CB LiveOps and CB ThreatHunter. Revenue for cloud-based subscriptions is deferred on our balance sheet and subsequently recognized as revenue ratably over the term of the subscription.

Our term-based and cloud-based subscription agreements and perpetual license support agreements typically have one- or three-year terms. For multi-year arrangements, we typically bill on an annual basis. We offer customers who make a multi-year contract commitment the option to be billed the total contract fee upfront or to be billed on an annual basis.

Subscription, license and support revenue increased 24% in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to an increase in total customers and sales to existing customers. We added 314 net new customers during the three months ended March 31, 2019.

Revenue generated by sales of our cloud-based solutions increased from $11.7 million in the three months ended March 31, 2018 to $21.0 million for the same period in 2019, representing a 80% annual growth rate.

Services Revenue

We generate services revenue from the sale of deployment and training services. Services are typically sold together with licenses of our software products and, to a lesser extent, on a stand-alone basis. Services are priced separately and are considered distinct from our software license.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The professional services can be performed by a third party and have a history of consistent pricing by us. Professional services are sold as time-and-materials contracts based on the number of hours worked and at contractually agreed-upon hourly rates, and also on a fixed-fee basis. Revenue from professional services and training sold on a stand-alone basis or in a combined arrangement is recognized as those services are rendered as control of the services passes to the customer over time. As more customers select our cloud-based offerings, we expect our services revenue to decrease in absolute dollars and decrease as a percentage of total revenue over time as our cloud-based offerings are typically easier to deploy.

During the three months ended March 31, 2019, services revenue decreased 26% compared to the same period in 2018, due to an increase in customers selecting our cloud-based offerings, which are typically easier to deploy than our on-premise solutions.

COST OF REVENUE

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Subscription, license and support	$10,502	$7,212	$3,290	46%
Services	2,523	3,003	(480)	(16)%
Total cost of revenue	$13,025	$10,215	$2,810	28%
Gross margin percentage:
Subscription, license and support	81%	84%
Services	(12)	1
Total gross margin percentage	78	79

Cost of Subscription, License and Support Revenue

Cost of subscription, license and support revenue consists primarily of hosting costs associated with our cloud-based offerings, personnel-related costs for our support and hosting personnel, which includes salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead costs. Also included in cost of subscription, license and support revenue are costs associated with amortization of capitalized software development costs for internal-use software and amortization of developed technology intangible assets related to our prior acquisitions.

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

Cost of subscription, license and support revenue increased 46% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $2.5 million increase in hosting costs related to our cloud-based products.

Cost of Services Revenue

Costs of services revenue consists of personnel-related costs for our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, travel expenses and allocated overhead costs. We recognize these costs for providing services when incurred. We expect the cost of services revenue to decrease as more customers purchase our cloud-based subscription products, which require fewer deployment services compared to our on-premise solutions.

Costs of services revenue decreased 16% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a decrease in employee related costs resulting from a decrease in headcount.

Gross Margin Percentage

Total gross margin percentage for the three months ended March 31, 2019 remained flat compared to the same period in 2018. We experienced a slight decrease in gross margin percentage on our subscription license and support revenue primarily due to an increase in the number of customers purchasing our cloud-based subscription products during 2019 and the associated hosting and support personnel costs. We also experienced a decline in gross margin percentage on our services revenue. We expect gross margin percentage on our service revenue in future periods to continue to be at or near break-even.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OPERATING EXPENSES

Our operating expenses primarily consist of expenses relating to sales and marketing, research and development and general and administrative. The following table presents operating expenses as of the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Operating expenses:
Sales and marketing	$39,410	$30,678	$8,732	28%
Research and development	18,377	14,922	3,455	23
General and administrative	8,088	10,426	(2,338)	(22)
Total operating expenses	$65,875	$56,026	$9,849	18

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel-related costs for our sales and marketing teams, including salaries, benefits, amortization of deferred commissions, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include costs of marketing activities and promotional events, travel, amortization of trade name and customer relationship intangible assets related to our prior acquisitions, and allocated overhead costs. We capitalize commission costs that are incremental and directly related to the acquisition of customer agreements. Commissions are earned by our sales force and paid in full upon the receipt of customer orders, or bookings, for new and add-on arrangements or renewals. Commission costs for new and add on arrangements are capitalized when earned and are amortized as expense over an estimated customer relationship period of five years. Commission costs for renewals are capitalized when earned and are amortized as expense over the related renewal period.

Sales and marketing expenses increased 28% for the three months ended March 31, 2019 compared to the same period in 2018, as we continue to support our current and anticipated revenue growth. This increase is primarily due to a $4.1 million increase in employee-related costs (including an increase of approximately $0.9 million in stock-based compensation) which resulted from an increase in our sales, marketing and business development headcount. The increase in sales and marketing expense also includes an increase of approximately $1.5 million in sales programs, an increase of approximately $1.2 million in spending on marketing programs and events, and an increase of approximately $0.9 million in amortization of deferred commissions. For full year 2019, we expect sales and marketing expense to remain relatively flat.

Channel Partners

In addition to our field sales staff, we have a dedicated channel team that works with our field and inside sales organizations to manage our relationships with channel partners and work with our channel partners to win end-use customers. As a result, our sales team works closely with our end-use customer prospects at every stage of the sales cycle regardless of whether the prospect is sourced directly or indirectly – from initial information meetings through the implementation of our products. This sales approach allows us to leverage the benefits of the channel while also building long-term, trusted relationships with our customers. Additionally we believe this approach delivers the security expertise and support that leads to full realization of the benefits of our technology platform. For the three months ended March 31, 2019, approximately 91% of our new and add-on business was closed in collaboration with a channel partner.

Research and Development

Research and development expense consists of personnel-related costs for our research and development team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include subcontracting for third-party engineering resources as well as allocated overhead costs.

Research and development expenses increased 23% for the three months ended March 31, 2019 compared to the same period in 2018, as we continue to invest in our technology architecture and software platform. The increase is primarily due to a $2.7 million increase in employee-related costs, including $0.5 million in stock-based compensation. We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our technology architecture and software platform.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

General and administrative expenses decreased 22% during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a legal settlement of $3.9 million in the first quarter of 2018 relating to the settlement agreement with Finjan, partially offset by an increase of approximately $1.0 million in employee compensation. We expect general and administrative expense to remain flat in the near term.

OTHER INCOME (EXPENSE), NET

The following table summarizes other income (expense), net, for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Other income (expense), net
Interest income	$859	$68	$791	1,163%
Interest expense	(31)	(23)	(8)	35
Net interest income	828	45	783	1,740
Change in fair value of warrant liability(1)	-	(2,881)	2,881	(100)
Other income (expense), net	(105)	120	(225)	(188)
Total other income (expense), net	$723	$(2,716)	$3,439	(127)

(1) Upon the closing of our IPO in May 2018, we no longer had any outstanding warrant liabilities.

Net Interest Income

Net interest income consists of interest income related to our invested balances of cash, cash equivalents and short-term investments, as well as interest expense related to our outstanding debt obligations and the amortization of deferred financing costs and debt discount associated with such arrangements.

The increase in net interest income for the three months ended March 31, 2019 compared to the same period in 2018, is primarily due to the interest earned on our short-term investments, which we began investing in during the third quarter of 2018.

Other Income (Expense), Net

Other income (expense), net historically consisted primarily of gains and losses related to the revaluation of certain of our outstanding warrant liabilities and foreign currency transactions gains and losses. As we no longer have any outstanding warrant liabilities, other income (expense), net for the three months ended March 31, 2019 reflects our gains and losses related to foreign currency transactions.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2019 was approximately $66 thousand, compared to a provision for income taxes of $71 thousand in the same period in 2018. The provision recognized in both periods was primarily due to foreign income taxes.

BACKLOG

We define backlog as contractually committed orders for our subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of March 31, 2019 and 2018, we had backlog of approximately $40.0 million and $41.8 million, respectively. Of the amount of backlog as of March 31, 2019, we expect that approximately $27.0 million will be invoiced to customers within the following twelve-months and will be initially recorded as deferred revenue.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents and short-term investments, which are reported on our consolidated balance sheet and held for working capital purposes. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents, which currently consists of highly liquid investments in money market funds. Our short-term investments consist of commercial paper, U.S. treasury securities, corporate debt and asset-backed securities, and are classified as available-for sale on our consolidated balance sheet.

On May 8, 2018, we closed our IPO, in which we issued and sold 9,200,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price to the public was $19.00 per share. We received aggregate proceeds of $162.6 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $4.9 million.

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future as we continue to grow our business. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our activities related to the acquisition of complementary businesses, technologies and assets, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products as we continue to innovate. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Line of Credit

We are party to a senior loan and security agreement with Silicon Valley Bank, or the line of credit, which, as amended, provides for $40 million in maximum borrowings. Borrowings under the line of credit accrue interest at Silicon Valley Bank’s prime rate and may be repaid and reborrowed until the line of credit expires on March 21, 2020, in which all outstanding amounts must be repaid. As of March 31, 2019 and 2018, we had no outstanding borrowings under the line of credit.

Sources and Uses of Liquidity

Our historical uses of cash have consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used for investing activities including cash paid for business acquisitions and for purchases of property and equipment. The following data should be read in conjunction with our consolidated statement of cash flows included in this Form 10-Q.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash used in operating activities	$(13,916)	$(777)
Net cash provided by (used in) investing activities	12,066	(1,788)
Net cash provided by financing activities	6,862	178
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,012	$(2,387)

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

During the three months ended March 31, 2019, net cash used in operating activities was $13.9 million due to the increase in expenses as we continue to invest to grow our business and the impact of the timing of working capital items. Accounts receivable decreased $18.7 million due to cash collections, primarily of amounts we billed during the fourth quarter of 2018, partially offset by amounts we billed during the first quarter of 2019. Deferred revenue decreased $9.7 million due to amounts being recognized as revenue from deferred revenue partially offset by amounts we billed during the three months ended March 31, 2019. Accrued expenses decreased $7.5 million primarily due to the payment of the 2018 bonus amount during the first quarter of 2019.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

During the three months ended March 31, 2018, operating activities used $0.8 million of cash. Accounts receivable decreased $24.0 million due to cash collections, primarily of amounts we billed during the fourth quarter of 2017, partially offset by amounts we billed during the first quarter of 2018. Deferred revenue decreased $6.7 million due to amounts being recognized as revenue from deferred revenue partially offset by amounts we billed during the three months ended March 31, 2018. Accrued expenses decreased by $2.3 million primarily due to the payment of the 2017 bonus amount during the first quarter of 2018, partially offset by the $3.9 million accrual for the Finjan settlement. Prepaid expenses and other assets increased $1.9 million from our increased spending due to the growth of the business and the timing of software subscription renewals.

Investing Activities

Cash flows from investing activities primarily consist of capital expenditures; investment purchases and maturities; and capitalization of internal use software.

During the three months ended March 31, 2019, investing activities provided $12.1 million of cash, primarily due to maturities of short-term investments of $28.7 million partially offset by $15.9 of short-term investment purchases and $0.7 million of property and equipment purchases and internal-use software costs.

During the three months ended March 31, 2018, investing activities used $1.8 million of cash, consisting of purchases of property and equipment of $1.5 million and capitalization of internal-use software costs of $0.3 million. The purchases of property and equipment in 2018 were primarily related to the growth of our headcount and the general expansion of our business.

Financing Activities

Cash flows from financing activities primarily consist of common stock, and proceeds and payments from the sale of shares of common stock through employee equity incentive plans.

During the three months ended March 31, 2019, financing activities provided $6.9 million of cash, primarily due to $6.5 million of proceeds from the exercise of stock options.

During the three months ended March 31, 2018, financing activities provided $0.2 million of cash, primarily resulting from proceeds of $1.1 million from the exercise of stock options, partially offset by payments of $0.9 million of IPO costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the three months ended March 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2018 Form 10-K. For additional information on our contractual obligations and commitments refer to Note 10 to our consolidated financial statements included in this Form 10-Q.

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

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Except for accounting policies related to our adoption of ASC 842, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2018 Form 10-K. For additional information on our critical accounting policies refer to Note 2 to our consolidated financial statements included in our 2018 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Information with respect to recent accounting developments is provided in Note 2 to the consolidated financial statements included in this Form 10-Q.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2018 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain controls related to the adoption of ASC 842, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10‑Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10‑Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be adversely affected. In that event, the market price of our stock could decline, perhaps significantly.

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

We have incurred net losses in each year since inception, including net losses of $19.7 million and $20.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March  31, 2019, we had an accumulated deficit of $557.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our products, including investments in our research and development team;
•	sales and marketing both domestically and internationally;
•	continued international expansion of our business; and
•	general administration expenses, including legal and accounting expenses related to being a public company.

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

Our revenue grew from $48.4 million for the three months ended March 31, 2018 to $58.6 million for the same period in 2019, representing a 21% annual growth rate. Although we have experienced rapid growth historically and currently have high customer retention rates, we may not continue to grow as rapidly in the future and our customer retention rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base;
•	increase revenues from existing customers through increased or broader use of our products within their organizations;
•	maintain and expand strategic partnerships with our channel partners;
•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;
•	attract and retain high performing personnel;
•	continue to successfully expand our business domestically and internationally;
•	successfully identify and consummate acquisitions of complementary businesses, technology and assets; and
•	successfully compete with other companies.

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

We recognize substantially all of our revenue ratably over the term of our subscription agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.

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

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. We expect competition to increase in the future from both established competitors and new market entrants. Our current competitors include legacy antivirus solution providers, such as McAfee and Symantec Corporation, established network security providers, such as Palo Alto Networks, Inc., FireEye, Inc. and Cisco Systems, Inc., and privately held companies, such as Crowdstrike and Cylance (recently acquired by BlackBerry Limited). New startup companies, as well as established public and private companies, have entered or are currently attempting to enter the next-generation endpoint security market, some of which are or may become significant competitors in the future.

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

We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Although we have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation.

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

In addition to our direct sales force, we rely on our channel partners to sell our products. A majority of our revenue is generated by our channel partners, including managed service security providers, incident response firms and value added resellers. In addition, in the three months ended March 31, 2019, 91% of our new and add-on business was closed in collaboration with our channel partners. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy.

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

Further, to maintain or improve our operating results, it is important that our customers renew their agreements with us when the existing term expires. Our customers have no obligation to renew their agreements upon expiration of the applicable contract term, and we cannot provide assurance that customers will renew subscription agreements. The rate of customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our products, the effectiveness of our customer support services, our pricing, the prices of competing products, subscriptions or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ budgets and spending levels. If our end-use customers do not renew their agreements, or renew on less favorable terms, our revenue may decline, our business may suffer, and we may not realize improved operating results from our customer base.

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

We have a limited history of marketing, selling and supporting our products internationally. In the three months ended March 31, 2019, we generated approximately 19% of our revenue from customers located outside of the U.S. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the U.S., particularly in Europe and Asia. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us to include non-standard terms in customer contracts. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment or performance obligations, our results of operations may be adversely impacted.

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

In addition, for our products to achieve their functional potential, our products must effectively integrate into our customers’ IT infrastructures, which have different specifications, utilize varied protocol standards, deploy products from multiple different vendors and contain multiple layers of products that have been added over time. Our customers’ IT infrastructures are also dynamic, with myriad devices and endpoints entering and exiting the customers’ IT systems on a regular basis, and our products must be able to effectively adapt to and track these changes.

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

The failure of our customers to correctly use our products and services, or our failure to effectively assist customers in installing our products and services, and provide effective ongoing support, may harm our business.

Our customers depend in large part on customer support delivered by us to resolve issues relating to the use of our products and services. However, even with our support, our customers are ultimately responsible for effectively using our products, and ensuring that their IT staff is properly trained in the use of our products, and complementary security products. The failure of our customers to correctly use our products, or our failure to effectively assist customers in installing our products and provide effective ongoing support, may result in an increase in the vulnerability of our customers’ IT infrastructures and sensitive business data. We are also in the process of expanding our certification program and professional services organization. It can take significant time and resources to recruit, hire and train qualified technical support and service employees. We may not be able to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training and retaining adequate support resources, our ability to provide adequate and timely support to our customers may be negatively impacted, and our customers’ satisfaction with our products may be adversely affected. Additionally, in unusual circumstances, if we were to need to rely on our sales engineers to provide post-sales support while we are growing our service organization, our sales productivity may be negatively impacted. Accordingly, our failure to provide satisfactory maintenance and technical support services could have a material and adverse effect on our business and results of operations.

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

Our reporting currency is the U.S. dollar, and we generate a substantial majority of our revenue and expenses in U.S. dollars. In the three months ended March 31, 2019, approximately 11% of our revenue was generated in foreign currencies from customers located outside of the U.S. Additionally, in the three months ended March 31, 2019, we incurred approximately 8% of our expenses outside of the U.S. in foreign currencies, primarily the British pound, principally with respect to salaries and related personnel expenses associated with our sales operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Accordingly, as we continue with our anticipated international expansion, changes in exchange rates may have an increasingly adverse effect on our business, operating results and financial condition. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

Laws in the European Economic Area, or EEA, regulate transfers of EU personal data to third countries, such as the U.S., that have not been found to provide adequate protection to such personal data. We have in the past relied upon adherence to the U.S. Department of Commerce’s U.S.-EU Safe Harbor Framework which established a means for legitimating the transfer of personal data from the EEA to the U.S. However, the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor Framework in October 2015 and, in February 2016, EU and U.S. negotiators agreed to a new framework, the EU-U.S. Privacy Shield, which came into effect in July 2016. However, there have been regulatory concerns about this framework, as well as litigation challenging other EU mechanisms for adequate data transfer (i.e., the standard contractual clauses). We are certified under the EU-U.S. Privacy Shield, and rely on a mixture of mechanisms to transfer EU personal data to the U.S. We could be impacted by changes in law as a result of the current challenges to these mechanisms by regulators and in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

On April 27, 2016, the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, that took effect on May 25, 2018 replacing the current data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (for example, through email monitoring). The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing to meet the GDPR’s requirements before its application on May 25, 2018 required time, resources and a review of our technology and systems against the GDPR’s requirements. We engaged a third party to assist us in undertaking a data protection review, and implemented remedial changes to achieve GDPR compliance, which is an on-going process. Separate EU laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules with limited exceptions to business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We have incurred and may continue to incur substantial expense in complying with the new obligations imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.

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

Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, some of whom have substantially more resources and have been developing relevant technologies for much longer than us, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. For example, in 2018 we paid $3.9 million pursuant to a settlement agreement with a non-practicing entity that claimed we infringed upon certain patents held by such entity. See Note 10 to our consolidated financial statements included in this Form 10‑Q.

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

Since shares of our common stock were sold in our initial public offering in May 2018 at a price of $19.00 per share, our stock price has ranged from $35.00 to $11.80 through March 31, 2019. The market price of our common stock has been and may continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, including:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

We completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-224196), which was declared effective on May 3, 2018. In the IPO, we issued 9,200,000 shares of common stock (inclusive of 1,200,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a public offering price of $19.00 per share. The managing underwriters for the IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. The IPO commenced on May 3, 2018 and did not terminate until the sale of all the shares offered.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Ninth Amended and Restated Certificate of Incorporation(1)
3.2	Third Amended and Restated By-laws(2)
4.1	Form of Common Stock Certificate of the Registrant(3)
10.1*#	Employment Agreement, between the Registrant and Stephen Webber, dated as of February 20, 2019, as amended.
10.2*#	Transition Agreement, between the Registrant and Mark Sullivan, dates as of March 15, 2019, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.4 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

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

CARBON BLACK, INC.

Date: May 2, 2019	By:	/s/ Patrick Morley
Patrick Morley,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Stephen Webber
Stephen Webber,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)