Form 10-Q
period 2019-06-30
Carbon Black, Inc.
filed 2019-08-01
CIK 1366527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 73,549,186 shares of the registrant’s common stock with a par value of $0.001 per share, outstanding as of July 31, 2019.

CARBON BLACK, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited)	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	4
	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	5
	Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (Unaudited)	7
	Condensed Notes to the Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON BLACK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$58,855	$67,868
Short-term investments	89,256	92,770
Accounts receivable, net of allowances of $180 and $300, as of June 30, 2019 and December 31, 2018, respectively	52,318	62,555
Prepaid expenses and other current assets	9,302	8,751
Deferred commissions	14,293	13,078
Total current assets	224,024	245,022
Deferred commissions, net of current portion	26,165	25,076
Property and equipment, net	12,963	14,370
Operating lease right-of-use assets	13,852	—
Intangible assets, net	1,936	2,529
Goodwill	119,656	119,656
Deferred tax asset	483	483
Other-long term assets	558	601
Total assets	$399,637	$407,737
Liabilities:
Current liabilities:
Accounts payable	$4,967	$4,663
Accrued expenses	15,927	20,669
Deferred revenue	149,294	152,522
Deferred rent	—	1,216
Operating lease short-term liability	5,316	—
Total current liabilities	175,504	179,070
Deferred revenue, net of current portion	35,787	40,371
Deferred rent, net of current portion	—	2,651
Operating lease long-term liability	12,039	—
Deferred tax liability	49	49
Other long-term liabilities	24	42
Total liabilities	223,403	222,183
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value per share, 500,000,000 shares authorized:
73,392,066 and 69,738,599 shares issued, and 73,336,662 and 69,683,195 shares outstanding,as of June 30, 2019 and December 31, 2018, respectively	73	70
Treasury stock, at cost, 55,404 shares as of June 30, 2019 and December 31, 2018, respectively	(6)	(6)
Additional paid-in capital	747,928	723,051
Accumulated other comprehensive income (loss)	57	(49)
Accumulated deficit	(571,818)	(537,512)
Total stockholders' equity	176,234	185,554
Total liabilities and stockholders' equity	$399,637	$407,737

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Revenue:
Subscription, license and support	$58,631	$47,891	$114,925	$93,282
Services	2,226	3,101	4,488	6,144
Total revenue	60,857	50,992	119,413	99,426
Cost of revenue:
Subscription, license and support	11,291	8,051	21,793	15,263
Services	1,879	3,053	4,402	6,056
Total cost of revenue	13,170	11,104	26,195	21,319
Gross profit	47,687	39,888	93,218	78,107
Operating expenses:
Sales and marketing	35,571	35,161	74,981	65,839
Research and development	19,250	16,084	37,627	31,006
General and administrative	8,108	7,850	16,196	18,276
Total operating expenses	62,929	59,095	128,804	115,121
Loss from operations	(15,242)	(19,207)	(35,586)	(37,014)
Other income (expense), net:
Interest income	841	439	1,700	507
Interest expense	(38)	(28)	(69)	(51)
Change in fair value of warrant liability	—	(5,957)	—	(8,838)
Other income (expense), net	(109)	(494)	(214)	(374)
Total other income (expense), net	694	(6,040)	1,417	(8,756)
Loss before income taxes	(14,548)	(25,247)	(34,169)	(45,770)
Provision for income taxes	71	34	137	105
Net loss	(14,619)	(25,281)	(34,306)	(45,875)
Accretion of preferred stock to redemption value	—	(159,453)	—	(199,492)
Net loss attributable to common stockholders	$(14,619)	$(184,734)	$(34,306)	$(245,367)

Net loss per share attributable to common stockholders—basic and diluted	$(0.20)	$(4.13)	$(0.48)	$(8.73)
Weighted-average common shares outstanding—basic and diluted	72,375,825	44,759,435	71,430,435	28,104,372

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2019	2018
Net loss	$(14,619)	$(25,281)
Other comprehensive income (loss), net of related taxes:
Net unrealized gains (losses) on available-for-sale securities, net of related taxes of zero	57	-
Other comprehensive income (loss)	57	-
Total comprehensive loss	$(14,562)	$(25,281)

	Six Months Ended June 30,
(In thousands)	2019	2018
Net loss	$(34,306)	$(45,875)
Other comprehensive income (loss), net of related taxes:
Net unrealized gains (losses) on available-for-sale securities, net of related taxes of zero	106	-
Other comprehensive income (loss)	106	-
Total comprehensive loss	$(34,200)	$(45,875)

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Redeemable									Accumulated
	Convertible		Convertible						Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	88,741,194	$333,204	3,851,806	$1,510	11,139,690	$11	53,676	$(6)	$13,429	$—	$(273,513)	$(260,079)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,594)	(20,594)
Exercise of Series A stock options	—	—	185,063	89	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	274,840	—	—	—	976	—	—	976
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,389	—	—	2,389
Accretion of redeemable convertible preferred stock to redemption value	—	40,039	—	—	—	—	—	—	(16,794)	—	(23,245)	(40,039)
Repurchase of common stock	—	—	—	—	(1,728)	—	1,728	—	—	—	—	—
Balance at March 31, 2018	88,741,194	$373,243	4,036,869	$1,599	11,412,802	$11	55,404	$(6)	$—	$—	$(317,352)	$(317,347)
Net loss	—	—	—	—	—	—	—	—	—	—	(25,281)	(25,281)
Exercise of Series A stock options	—	—	175,322	122	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	349,179	1	—	—	1,543	—	—	1,544
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,487	—	—	3,487
Accretion of redeemable convertible preferred stock to redemption value	—	159,453	—	—	—	—	—	—	(756)	—	(158,697)	(159,453)
Conversion of redeemable convertible preferred stock upon initial public offering	(88,741,194)	(532,696)	—	—	44,370,560	44	—	—	532,652	—	—	532,696
Conversion of convertible preferred stock upon initial public offering	—	—	(4,212,191)	(1,721)	1,709,063	2	—	—	1,719	—	—	1,721
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs incurred of $4,858	—	—	—	—	9,200,000	9	—	—	157,697	—	—	157,706
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	712,063	1	—	—	11,603	—	—	11,604
Balance at June 30, 2018	—	$—	—	$—	67,753,667	$68	55,404	$(6)	$707,945	$—	$(501,330)	$206,677
Balance at December 31, 2018	—	$—	—	$—	69,683,195	$70	55,404	$(6)	$723,051	$(49)	$(537,512)	$185,554
Net loss	—	—	—	—	—	—	—	—	—	—	(19,687)	(19,687)
Exercise of common stock options	—	—	—	—	1,535,993	1	—	—	6,225	—	—	6,226
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	122,372	—	—	—	(351)	—	—	(351)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,204	—	—	4,204
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	49	—	49
Balance at March 31, 2019	—	$—	—	$—	71,341,560	$71	55,404	$(6)	$733,129	$—	$(557,199)	$175,995
Net loss	—	—	—	—	—	—	—	—	—	—	(14,619)	(14,619)
Exercise of common stock options	—	—	—	—	1,857,948	2	—	—	8,870	—	—	8,872
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	19,951	—	—	—	(112)	—	—	(112)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,709	—	—	4,709
Issuance of common stock under employee stock purchase plan	—	—	—	—	117,203	—	—	—	1,332	—	—	1,332
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	57	—	57
Balance at June 30, 2019	—	$—	—	$—	73,336,662	$73	55,404	$(6)	$747,928	$57	$(571,818)	$176,234

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(34,306)	$(45,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,163	3,875
Stock-based compensation expense	8,913	5,876
Provisions for doubtful accounts	(57)	118
Non-cash interest expense	40	22
Change in fair value of warrant liability	—	8,838
Deferred income taxes	—	4
Other non-cash income	(734)	—
Changes in operating assets and liabilities:
Accounts receivable	10,294	17,100
Prepaid expenses and other assets	(1,002)	(2,293)
Deferred commissions	(2,304)	(1,962)
Accounts payable	252	1,787
Accrued expenses	(4,761)	(2,773)
Deferred revenue	(7,812)	572
Deferred rent	—	23
Operating leases right-of-use assets	2,168	—
Operating leases liability	(2,532)	—
Other long-term liabilities	(18)	(1)
Net cash used in operating activities	(27,696)	(14,689)
Cash flows from investing activities:
Purchases of short-term investments	(79,671)	—
Maturities of short-term investments	84,025	—
Purchases of property and equipment	(1,143)	(4,197)
Capitalization of internal-use software costs	(969)	(991)
Net cash provided by (used in) investing activities	2,242	(5,188)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,600	2,731
Payments of deferred financing costs	(47)	(47)
Taxes paid related to net share settlement of equity awards	(463)	—
Proceeds from employee stock purchase plan	1,351	—
Proceeds from initial public offering, net of offering costs	—	159,617
Net cash provided by financing activities	16,441	162,301
Net (decrease) increase in cash and cash equivalents	(9,013)	142,424
Cash and cash equivalents at beginning of period	67,868	36,073
Cash and cash equivalents at end of period	$58,855	$178,497

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock upon initial public offering	$—	$532,696
Conversion of convertible preferred stock upon initial public offering	$—	$1,721
Issuance of common stock upon exercise of common stock warrants	$—	$11,604
Deferred IPO costs paid in prior periods	$—	$1,911
Accretion of preferred stock to redemption value	$—	$199,492
Additions to property and equipment included in accounts payable at period end	$295	$249

See accompanying condensed notes to the consolidated financial statements.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Overview

Carbon Black, Inc. (the “Company,” ”we,” “us,” or “our”) is a leader in cloud endpoint protection. The Company’s solutions enable customers to predict, prevent, detect, respond to and remediate cyber attacks before they cause a damaging incident or data breach. The Company was incorporated under the laws of the State of Delaware in December 2002 as Bit 9, Inc. and in April 2005 changed its name to Bit9, Inc. In January 2016, the Company amended its certificate of incorporation to change its name to Carbon Black, Inc.

The company is headquartered in Waltham, Massachusetts. The Company has wholly-owned subsidiaries in the United States, the United Kingdom, Singapore, Australia, Canada, Malaysia, Japan and Germany.

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Presentation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial information included in our Annual Report on Form 10-K for 2018 filed with the SEC on March 8, 2019 (“2018 Form 10-K”).

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following tables present the amortized cost, fair value and associated unrealized gains and losses of cash equivalents and short-term investments as of the periods presented:

	June 30, 2019
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$46,859	$—	$—	$46,859
Total cash equivalents	$46,859	$—	$—	$46,859

Short-term investments:
Commercial paper	$38,640	$—	$—	$38,640
Corporate bonds	28,024	30	(3)	28,051
Asset-backed securities	22,535	30	—	22,565
Total short-term investments	$89,199	$60	$(3)	$89,256

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$52,047	$—	$—	$52,047
Total cash equivalents	$52,047	$—	$—	$52,047

Short-term investments:
Commercial paper	$42,706	$—	$—	$42,706
U.S. treasury securities	21,486	—	(9)	21,477
Corporate bonds	13,790	—	(23)	13,767
Asset-backed securities	14,837	—	(17)	14,820
Total short-term investments	$92,819	$—	$(49)	$92,770

The following table summarizes the contractual maturities of our short-term investments as of the period presented:

	June 30, 2019
(In thousands)	Amortized Cost	Fair Value
Due within one year	$89,199	$89,256
Due after one year	—	—
Total short-term investments	$89,199	$89,256

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,859	$—	$—	$46,859
Total cash equivalents	$46,859	$—	$—	$46,859

Short-term investments:
Commercial paper	$—	$38,640	$—	$38,640
Corporate bonds	—	28,051	—	28,051
Asset-backed securities	—	22,565	—	22,565
Total short-term investments	$—	$89,256	$—	$89,256

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

Changes in the fair values of the Company's preferred stock warrant liabilities and common stock warrant liability for the periods presented were as follows:

(In thousands)	Series D Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Fair value at December 31, 2017	$992	$1,774	$2,766
Change in fair value	1,378	7,460	8,838
Exercise of common stock warrant	—	(9,234)	(9,234)
Conversion to common stock warrant	(2,370)	—	(2,370)
Fair value at December 31, 2018	$—	$—	$—

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

5. PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
(In thousands)	2019	2018
Computer equipment	$16,249	$15,519
Leasehold improvements	7,086	6,921
Internal-use software	5,267	4,298
Computer software	3,910	3,850
Furniture and fixtures	3,818	3,773
Office equipment	23	20
Total property and equipment	36,353	34,381
Less: Accumulated depreciation and amortization	(23,390)	(20,011)
Total property and equipment, net	$12,963	$14,370

Depreciation and amortization expense related to property and equipment, including internal-use software, was approximately $1.8 million and $3.6 million for the three and six months ended June 30, 2019, respectively, compared to $1.6 million and $3.1 million for the same periods in 2018, respectively. During the three and six months ended June 30, 2019, we disposed of fully depreciated assets with an original cost of $43 thousand and $192 thousand, respectively. During the three and six months ended June 30, 2018, we had no disposals of fully depreciated assets.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended June 30, 2019, the Company capitalized $809 thousand and $969 thousand, respectively, of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $318 thousand and $622 thousand, respectively.

During the three and six months ended June 30, 2018, the Company capitalized $698 thousand and $991 thousand, respectively, of costs related to the development of internal-use software and recorded amortization expense of capitalized internal-use software of $133 thousand and $290 thousand, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $119,656 thousand as of both June 30, 2019 and December 31, 2018.

The following table represents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type, as of the dates indicated:

	June 30, 2019			December 31, 2018
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets:
License agreement	$150	$(135)	$15	$150	$(128)	$22
Developed technology	7,301	(5,380)	1,921	7,301	(4,804)	2,497
Trade name	440	(440)	—	440	(430)	10
Customer relationships	2,950	(2,950)	—	2,950	(2,950)	—
Total intangible assets	$10,841	$(8,905)	$1,936	$10,841	$(8,312)	$2,529

Amortization expense related to intangible assets was $268 thousand and $593 thousand for both the three and six months ended June 30, 2019, respectively, compared to $391 thousand and $782 thousand for the same periods in 2018.

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the components of lease expense and supplemental information for the three and six months ended June 30, 2019.

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense:
Operating lease expense	$1,349	$2,686
Short-term lease expense	29	56
Sublease income	(52)	(104)
Variable lease expense	67	67
Total lease expense	$1,393	$2,705

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,562	$3,022

Weighted-average:	June 30, 2019
Remaining lease term - operating leases	3.2 years
Discount rate - operating leases	5.5%

Future minimum payments under non-cancellable leases as of June 30, 2019 were the following:

(In thousands)	June 30, 2019
2019 (remaining six months)	$3,173
2020	5,942
2021	5,717
2022	2,723
2023	1,303
Thereafter	244
Total lease payments	19,102
Less: Imputed interest	(1,747)
Present value of lease payments	$17,355

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On the date of our IPO, we filed a restated certificate of incorporation, which authorized the issuance of 25.0 million shares of preferred stock with a par value of $0.001 per share, with rights and preferences designated from time to time by the board of directors. As of June 30, 2019, no shares of preferred stock were issued or outstanding.

Common Stock

Upon the completion of our IPO, a common stock warrant with an issuance date of July 1, 2012 became exercisable and was net exercised at an exercise price of $0.002 per share to purchase 485,985 shares of common stock. Subsequent to the completion of our IPO, a common stock warrant with an issuance date of July 31, 2014, was net exercised at an exercise price of $3.02 per share to purchase 95,113 shares of common stock. For additional information regarding the impact of our IPO on our common stockholders’ equity, refer to Notes 12 and 13 to the consolidated financial statements in our 2018 Form 10-K.

On the date of our IPO, we filed a restated certificate of incorporation, which authorized the issuance of 500.0 million shares of common stock with a par value of $0.001 per share, with rights and preferences designated from time to time by the board of directors. As of June 30, 2019, 73.4 million shares were issued and 73.3 million shares were outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stockholders. No dividends have been declared through June 30, 2019.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Securities
Balance as of December 31, 2018	$(49)
Other comprehensive income (loss) before reclassifications	106
Amounts reclassified into (out of) earnings	-
Other comprehensive income (loss)	106
Balance as of June 30, 2019	$57

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

The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

As of June 30, 2019 and December 31, 2018, there were approximately 6.8 million and 5.8 million shares, respectively, available for grant under the 2018 Plan.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options to Purchase Common Stock

The following table summarizes our common stock option activity for the six months ended June 30, 2019:

			Weighted-
		Weighted-	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
(Dollars in thousands, except per share amounts)	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2018	16,217,066	$6.26	6.56	$126,901
Granted	1,110,344	13.35
Exercised	(3,393,941)	4.44
Forfeited	(680,460)	11.20
Outstanding at June 30, 2019	13,253,009	$7.06	6.60	$132,959
Vested and expected to vest at June 30, 2019	12,706,651	$6.85	6.51	$129,912
Options exercisable at June 30, 2019	8,545,480	$4.94	5.53	$101,932

As of June 30, 2019, the total unrecognized compensation expense related to outstanding common stock options was approximately $28.7 million and will be recognized over an estimated weighted-average amortization period of approximately 2.44 years.

The assumptions we used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.20-2.53%	2.74-2.98%
Expected term (in years)	6.25	6.25
Expected volatility	42.09-42.63%	43.62-43.85%
Expected dividend yield	—	—

Restricted Stock Units

The following table summarizes our unvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2019:

		Weighted‑	Weighted‑
		Average	Average Remaining	Aggregate
	Number of	Grant Date Fair	Contractual Term	Intrinsic
(Dollars in thousands, except share per share amounts)	Shares	Value Per Share	(in years)	Value
Unvested at December 31, 2018	1,116,675	$14.31	1.56	$14,986
Granted	2,168,597	13.69
Vested(1)	(176,209)	8.47
Forfeited	(133,955)	14.48
Unvested at June 30, 2019	2,975,108	$14.20	1.82	$49,744
RSUs vested and expected to vest at June 30, 2019	2,490,416	$14.24	1.71	$41,640
RSUs vested at June 30, 2019	—	$—	—	$—

(1) The number of RSUs vested includes shares of common stock that we withheld on behalf of the employees to satisfy the minimum statutory tax withholding requirements.

As of June 30, 2019, the total unrecognized compensation expense related to unvested RSUs was approximately $39.8 million and will be recognized over an estimated weighted-average amortization period of approximately 3.47 years.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

The following table summarizes the total stock-based compensation expense recognized in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cost of subscription, license and support revenue	$165	$137	$332	$273
Cost of services revenue	51	73	115	130
Sales and marketing expense	2,193	1,228	4,031	2,164
Research and development expense	1,256	894	2,300	1,458
General and administrative expense	1,044	1,155	2,135	1,851
	$4,709	$3,487	$8,913	$5,876

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

Unless the participating employee has previously withdrawn from the offering, their accumulated payroll deductions will be used to purchase shares of common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower. ESPP employee payroll contributions are included within accrued expenses in the consolidated balance sheet and are reclassified to stockholders’ equity on the purchase date.

Our first ESPP offering period commenced on January 1, 2019 and concluded on June 30, 2019. On June 30, 2019, employees purchased approximately 117,200 shares of common stock under our employee stock purchase plan at an average price of $11.36 per share, resulting in total cash proceeds of approximately $1.3 million. Our next ESPP offering period will commence on July 1, 2019 and is expected to end December 31, 2019.

10. COMMITMENTS AND CONTINGENCIES

For additional information about our commitments and contingencies, refer to Note 15 to the consolidated financial statements in our 2018 Form 10-K.

Hosting Services Agreement

In September 2017, the Company entered a non-cancelable contractual agreement related to the hosting of its data processing, storage and other computing services. The agreement, as amended, expires in November 2020. As of June 30, 2019, our off-balance sheet commitment remaining under the hosting agreement totaled approximately $16.0 million.

Indemnifications

Under the indemnification provisions of the Company's standard sales-related contracts, the Company agreed to defend end-customers against third-party claims asserting infringement of certain intellectual property rights by the Company’s solutions, which may include patents, copyrights, trademarks, or trade secrets and to pay judgments entered on such claims. The Company's exposure under these indemnification provisions is generally limited by certain defined remedies and exclusions under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement.

In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2019, there have been no claims under any indemnification provisions.

We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of June 30, 2019 or December 31, 2018.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Litigation

On March 21, 2018, Finjan, Inc. (“Finjan”) filed a complaint in the U.S. District Court for the Northern District of California alleging that certain of the Company's products and services infringe at least four U.S. patents purportedly owned by Finjan, seeking, among other things, a judgment holding that the Company has infringed four asserted patents, a preliminary and permanent injunction preventing alleged continued infringement of one of the asserted patents, past damages not less than a reasonable royalty, enhanced damages for alleged willful infringement, costs and reasonable attorneys' fees, and pre- and post-judgment interest. While the Company did not believe the complaint had merit, on April 6, 2018, the Company entered into a settlement agreement with Finjan, resolving all claims made pursuant to the complaint, which was dismissed later in April 2018. During the year ended December 31, 2018, we recognized and paid $3.9 million in settlement charges relating to this matter.

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

11. INCOME TAXES

During the three and six months ended June 30, 2019, we recorded an income tax provision of $71 thousand and $137 thousand, respectively, primarily due to foreign income taxes, compared to $34 thousand and $105 thousand for the same periods in 2018, respectively.

12. REVENUE

We generate revenue through relationships with channel partners and through our direct sales force, consisting of three primary sources:

(i)	Sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support, collectively referred to as support;
(ii)	Cloud-based software-as-a-service, or SaaS, subscriptions for access to our CB Predictive Security Cloud software products and CB Response Cloud; and
(iii)	Professional services and training, collectively referred to as services.

For information about our revenue recognition methodology, refer to Note 2 to our consolidated financial statements in our 2018 Form 10-K.

Contract Costs

As of June 30, 2019 and December 31, 2018, the Company recorded approximately $40.5 million and $38.1 million, respectively, of deferred commission costs in the consolidated balance sheet. Commission costs capitalized as deferred commissions during the six months ended June 30, 2019 and 2018 totaled $10.5 million and $8.1 million, respectively. Amortization of deferred commissions during the six months ended June 30, 2019 and 2018 totaled $8.1 million and $6.1 million, respectively, and is included in sales and marketing expense in the consolidated statements of operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions. The Company does not incur any material costs to fulfill customer contracts.

Deferred Revenue

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three and six months ended June 30, 2019, we recognized revenue of $55.3 million and $98.2 million, respectively, which was included in the deferred revenue balance as of March 31, 2019 and December 31, 2018, respectively.

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

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Subscription and support revenue	$34,187	$32,648	$67,928	$64,743
Cloud-based subscription revenue	22,944	13,668	43,977	25,360
Perpetual license revenue	1,500	1,575	3,020	3,179
Services revenue	2,226	3,101	4,488	6,144
Total revenue	$60,857	$50,992	$119,413	$99,426

Geographic revenue

The following table presents our revenue disaggregated by geographic region based upon the location of the customer for the periods indicated:

	Three Months Ended June 30,
	2019		2018
(In thousands)	Amount	% Revenue	Amount	% Revenue
United States	$49,109	81%	$42,228	83%
Europe, Middle East and Africa	6,355	10	4,474	9
All other	5,393	9	4,290	8
Total revenue	$60,857	100%	$50,992	100%

	Six Months Ended June 30,
	2019		2018
(In thousands)	Amount	% Revenue	Amount	% Revenue
United States	$96,718	81%	$82,721	83%
Europe, Middle East and Africa	12,367	10	8,549	9
All other	10,328	9	8,156	8
Total revenue	$119,413	100%	$99,426	100%

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and backlog. The Company defines backlog as contractually committed orders for subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $185.1 million in deferred revenue and $47.3 million in backlog.

The following table presents the remaining performance obligations we expect to recognize over the periods indicated (in percentages):

		Less than		More than
	Total	1 year	1-2 Years	2 years
Deferred revenue	100%	81%	13%	6%
Backlog	100	33	45	22

Concentration Risk

As of June 30, 2019, two channel partners accounted for approximately 27.9% and 20.4%, respectively, of outstanding accounts receivable, compared to approximately 22.7% and 20.4%, respectively, as of December 31, 2018. For the three months ended June 30, 2019, the same two channel partners represented approximately 23.0% and 16.9%, respectively, of total revenue, compared to 20.7% and 19.1%, respectively, for the same period in 2018. For the six months ended June 30, 2019, the same two channel partners represented approximately 22.2% and 17.2%, respectively, of total revenue, compared to 21.9% and 17.7%, respectively, for the same period in 2018.

During both the three and six months ended June 30, 2019, revenue from customers located outside of the United States in the aggregate accounted for approximately 19%of our total revenue, compared to 17% for the same periods in 2018. Substantially all of our long-lived tangible assets (consisting of property and equipment) were held within the United States as of June 30, 2019 and December 31, 2018.

CARBON BLACK

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As the company was in a loss for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table presents the calculation for basic and diluted net loss per share attributable to common stockholders for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(14,619)	$(25,281)	$(34,306)	$(45,875)
Accretion of preferred stock to redemption value	—	(159,453)	—	(199,492)
Net loss attributable to common stockholders	$(14,619)	$(184,734)	$(34,306)	$(245,367)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	72,375,825	44,759,435	71,430,435	28,104,372
Net loss per share attributable to common stockholders—basic and diluted	$(0.20)	$(4.13)	$(0.48)	$(8.73)

The following table presents the potentially dilutive securities that were excluded from the computation of net loss per share for the periods presented because their inclusion would have an anti-dilutive effect:

	As of June 30,
	2019	2018
Options to purchase common stock	13,253,009	18,452,393
Unvested restricted stock units	2,975,108	412,521
Total potential common shares	16,228,117	18,864,914

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

BUSINESS OVERVIEW

Carbon Black is a leader in cloud-native endpoint protection. As an innovator in the Endpoint Protection Platform (“EPP”) market, our technology enables customers to address the complete endpoint protection lifecycle and stay ahead of advanced cyber attacks.

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

Endpoints are the primary focus of attacks because they store valuable data that attackers seek to steal; perform critical operations that attackers seek to disrupt; and are the interface where attackers can target humans through email, social engineering and other tactics. Endpoints are the physical and virtual locations where sensitive data resides and include desktops, laptops, servers, virtual machines, cloud workloads (services running on cloud servers), containers, fixed-function devices such as ATMs, point of sale systems, and control and data systems for power plants and other industrial assets.

Our approach to solving these endpoint security challenges focuses on leveraging our big data and our security analytics platform in the cloud (the PSC) to better detect and prevent the behaviors and specific techniques used by attackers. Based on our experience and investment in solutions designed to address the full endpoint security lifecycle, we have developed a highly differentiated technology approach with four main pillars: (1) unfiltered data collection, (2) proprietary data shaping technology, (3) streaming analytics, and (4) extensible open architecture.

A substantial majority of our customers purchase our solutions under a subscription license. Our subscription licenses include: access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud; ongoing support, which provides our customers

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

with telephone and web-based support, bug fixes and repairs; and software updates on a when-and-if-available basis. Additionally, a substantial amount of those customers who purchase licenses on a perpetual basis also purchase an agreement for access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud. Subscription (i.e. term-based) revenue is recognized on a ratable basis over the contract term beginning on the date the software is delivered to the customer. Revenue for cloud-based subscriptions is recognized on a ratable basis over the term of the subscription beginning on the date the customer is given access to the platform. Maintenance services and customer support revenue related to subscription licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from the infrequent sales of perpetual software licenses is recognized ratably over the customer’s estimated economic life, which we have estimated to be five years, beginning on the date the software is delivered to the customer. Maintenance services and customer support revenue related to perpetual licenses is recognized ratably over the term of the maintenance and support arrangement as this performance obligation is satisfied. Revenue from perpetual licenses represented less than 5% of our $58.6  million and $114.9 million of subscription, license and support revenue for the three and six months ended June 30, 2019, respectively. Due to our revenue recognition model, all of our subscription, license and support revenue is recognized on a ratable basis, providing us with strong visibility into future revenue.

We primarily sell our products through a channel partner go-to-market model, which significantly extends our global market reach and ability to rapidly scale our sales efforts. Our inside sales and field sales representatives work alongside an extensive network of value-added resellers, or VARs, distributors, managed security service providers, or MSSPs, and incident response, or IR, firms. Our MSSP and IR firm channel partners both use and recommend our products to their clients. We have established significant relationships with leading channel partners, including Optiv Security, Inc., a leading VAR and MSSP; CDW Corporation, one of the world’s largest software VARs; Arrow Electronics, Inc., a major global distributor; SecureWorks, Inc., a leading MSSP; and Kroll, a leading IR firm. For the three and six months ended June 30, 2019, approximately 96% and 94%, respectively, of our new and add-on business was closed in collaboration with a channel partner.

Our customers include many of the world’s largest, security-focused enterprises and government agencies that are among the most heavily targeted by cyber adversaries, as well as mid-sized organizations. As of June 30, 2019, we serve 5,680 customers globally across multiple industries, including approximately one-third of the Fortune 100.

We have experienced revenue growth, with revenue increasing to $60.9 million and $119.4 million for the three and six months ended June 30, 2019, respectively, up from $51.0 million and $99.4 million in the same periods in 2018, respectively, representing a 19% and 20% annual growth rate, respectively. Recurring revenue, a non-GAAP financial measure, represented 94% of our total revenue for both the three and six months ended June 30, 2019, respectively. Annual recurring revenue, or ARR, was $237.6 million and $195.5 million as of June 30, 2019 and 2018, respectively. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services. The portion of ARR related to our cloud-based subscription contracts was $101.4 million and $61.1 million as of June 30, 2019 and 2018, respectively. The percentage of our total recurring revenue generated by sales of our cloud-based solutions was 40% and 39% for the three and six months ended June 30, 2019, respectively. We incurred net losses of $14.6 million and $34.3 million for the three and six months ended June 30, 2019, respectively, compared to $25.3 million and $45.9 million in the same periods in 2018, respectively, as we continued to invest for growth to address the large market opportunity for our platform.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL RESULTS

	Results of Operations			Percentage of Revenue
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except percentages)	2019	2018	% Change	2019	2018
Revenue:
Subscription, license and support	$58,631	$47,891	22%	96%	94%
Services	2,226	3,101	(28)	4	6
Total revenue	60,857	50,992	19	100	100
Cost of revenue:
Subscription, license and support(1)	11,291	8,051	40	19	16
Services(1)	1,879	3,053	(38)	3	6
Total cost of revenue	13,170	11,104	19	22	22
Gross profit	47,687	39,888	20	78	78
Operating expenses:
Sales and marketing(1)	35,571	35,161	1	58	69
Research and development(1)	19,250	16,084	20	32	32
General and administrative(1)	8,108	7,850	3	13	15
Total operating expenses	62,929	59,095	6	103	116
Loss from operations	(15,242)	(19,207)	(21)	(25)	(38)
Interest income	841	439	92	1	1
Interest expense	(38)	(28)	36	—	—
Change in fair value of warrant liability	—	(5,957)	(100)	—	(12)
Other income (expense), net	(109)	(494)	(78)	—	(1)
Loss before income taxes	(14,548)	(25,247)	(42)	(24)	(50)
Provision for income taxes	71	34	109	—	—
Net loss	$(14,619)	$(25,281)	(42)%	(24)%	(50)%

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Results of Operations			Percentage of Revenue
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	% Change	2019	2018
Revenue:
Subscription, license and support	$114,925	$93,282	23%	96%	94%
Services	4,488	6,144	(27)	4	6
Total revenue	119,413	99,426	20	100	100
Cost of revenue:
Subscription, license and support(1)	21,793	15,263	43	18	15
Services(1)	4,402	6,056	(27)	4	6
Total cost of revenue	26,195	21,319	23	22	21
Gross profit	93,218	78,107	19	78	79
Operating expenses:
Sales and marketing(1)	74,981	65,839	14	63	66
Research and development(1)	37,627	31,006	21	32	31
General and administrative(1)	16,196	18,276	(11)	14	18
Total operating expenses	128,804	115,121	12	108	116
Loss from operations	(35,586)	(37,014)	(4)	(30)	(37)
Interest income	1,700	507	235	1	1
Interest expense	(69)	(51)	35	—	—
Change in fair value of warrant liability	—	(8,838)	(100)	—	(9)
Other income (expense), net	(214)	(374)	(43)	—	—
Loss before income taxes	(34,169)	(45,770)	(25)	(29)	(46)
Provision for income taxes	137	105	30	—	—
Net loss	$(34,306)	$(45,875)	(25)%	(29)%	(46)%
(1) Includes stock-based compensation expense. Additional information about our stock-based compensation expense is provided in Note 9 to the consolidated financial statements in this Form 10-Q.

Financial Highlights

Highlights for the three months ended June 30, 2019 compared to the same period in 2018 included:

●

Revenue increased to $60.9 million from $51.0 million, representing a 19% annual growth rate.

●

Annual recurring revenue, or ARR, was $237.6 million and $195.5 million, respectively, representing a 22% annual growth rate. We define ARR as the annualized value of all active subscription contracts as of the end of the period. ARR excludes revenue from perpetual licenses and services.

●

ARR related to our cloud-based subscription contracts was $101.4 million and $61.1 million, respectively, representing a 66% annual growth rate.

●

Recurring revenue increased to $57.1 million from $46.3 million, a 23% annual growth rate. Recurring revenue represented 94% and 91% of our total revenue, respectively.

●

The revenue from cloud-based solutions increased to $22.9 million from $13.7 million, a 68% annual growth rate. The percentage of our total recurring revenue generated by sales of our cloud-based solutions was 40% and 30%, respectively.

●

Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 5,680 from 4,308, representing a year-over-year increase of 32%.

●

Number of customers who purchased our cloud-based solutions increased from 2,157 customers to 3,496 customers, representing a year-over-year increase of 62%.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, primarily driven by the following factors:

Market Adoption

We believe our future success will depend, in large part, on the endpoint protection market. With our CB Predictive Security Cloud, we are transforming cybersecurity with a cloud-native endpoint protection platform designed to protect against emerging threats. While organizations have made significant investments in upgrading to advanced network security solutions, the majority of endpoint security technology in use today relies on multiple agents and is limited to the same ineffective signature-based antivirus software. As a result, organizations are increasingly shifting their security budgets toward behavioral and machine learning-based endpoint protection platforms. We believe that we are well positioned as a market leader to capitalize on this investment cycle and that our ability to address the full lifecycle of a cyber attack will help to drive our market adoption. Additionally, the number of security professionals has not kept pace with total demand. As the number of threats multiplies, legacy solutions either miss threats or produce more alerts than security teams are able to process and investigate. Organizations are increasingly turning to advanced analytics and automation tools to empower their security professionals to increase efficiency and focus on the highest value cyber security tasks, thereby reducing the need for additional security headcount. Organizations are also addressing the talent gap by relying more on managed security service providers (“MSSPs”) and managed detection and response (“MDR”) to augment their internal teams of security experts.

Add New Customers

Our ability to add new customers is a key indicator of our increasing market adoption and future revenue potential. Our customer count, which includes both direct sale customers and customers with one or more subscriptions to our platform through channel partners, grew to 5,680 customers as of June 30, 2019 from 4,308 customers as of June 30, 2018, representing a year-over-year increase of approximately 32%. We expect this trend to continue in future periods as we focus on adding new customers and renewing existing customers through our channel partners. We are focused on continuing to grow our customer base. We have continuously enhanced our endpoint security platform and product offerings, and we have expanded both our domestic and international sales force to drive new customer acquisition. However, our ability to continue to grow our customer base is dependent on a number of factors, including our ability to compete within the increasingly competitive markets in which we participate.

Maintain Strong Retention Rates

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us. To assess our performance against this objective, we monitor the retention rate of our existing customers. We calculate retention rate by comparing the annual recurring subscription and support revenue from our customers at the beginning of a measurement period. We divide the ending annual recurring revenue by the beginning annual recurring revenue to arrive at our retention rate metric. We exclude the impact of any add-on purchases from these customers during the measurement period; accordingly, our retention rate cannot exceed 100%. In addition, the metric reflects the loss of customers who elected not to renew contracts expiring during the measurement period and customers who elected to reduce their contract spend during the measurement period. Our retention rate was approximately 87% for the three months ended June 30, 2019.

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

Key Metrics

We regularly monitor a number of financial and operating metrics, including the following key metrics, in order to measure our current performance and estimate our future performance, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Billings	$62,730	$58,267	$111,601	$99,997
Year-over-year growth	8%	10%	12%	18%
Short-term billings	$63,239	$57,173	$116,185	$99,188
Year-over-year growth	11%	21%	17%	27%
Total revenue	$60,857	$50,992	$119,413	$99,426
Year-over-year growth	19%	32%	20%	33%
ARR	$237,624	$195,486	$237,624	$195,486
Year-over-year growth	22%	34%	22%	34%
Cloud ARR	$101,372	$61,107	$101,372	$61,107
Year-over-year growth	66%	127%	66%	127%
Recurring revenue	$57,131	$46,316	$111,905	$90,103
Year-over-year growth	23%	36%	24%	38%
Recurring revenue as a percentage of total revenue	94%	91%	94%	91%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenue	$60,857	$50,992	$119,413	$99,426
Deferred revenue, end of period	185,081	169,271	185,081	169,271
Deferred revenue, beginning of period	(183,208)	(161,996)	(192,893)	(168,700)
Billings	$62,730	$58,267	$111,601	$99,997

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Total revenue	$60,857	$50,992	$119,413	$99,426
Deferred revenue, current, end of period	149,294	129,927	149,294	129,927
Deferred revenue, current, beginning of period	(146,912)	(123,746)	(152,522)	(130,165)
Short-term billings	$63,239	$57,173	$116,185	$99,188

Annual recurring revenue (“ARR”)

We define ARR as the annualized value of all active subscription contracts as of the end of the period. We exclude from ARR all revenue derived from perpetual licenses and services. We define Cloud ARR as the ARR from our cloud offerings on the CB Predictive Security Cloud Platform and our CB Response Cloud product. ARR and Cloud ARR should be viewed independently of revenue and deferred revenue as they are operating metrics and are not intended to be combined with or to replace either of those items.

	As of June 30,
(In thousands, except percentages)	2019	2018
Cloud ARR	$101,372	$61,107
Year-over-year growth	66%	127%

Total ARR	$237,624	$195,486
Year-over-year growth	22%	34%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Subscription, license and support revenue	$58,631	$47,891	$114,925	$93,282
Perpetual license revenue	(1,500)	(1,575)	(3,020)	(3,179)
Recurring revenue	$57,131	$46,316	$111,905	$90,103
Recurring revenue as a percentage of total revenue	94%	91%	94%	91%

Other Non-GAAP Financial Measures

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

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(27,696)	$(14,689)
Net cash provided by (used in) investing activities	2,242	(5,188)
Net cash provided by financing activities	16,441	162,301
Net (decrease) increase in cash and cash equivalents	$(9,013)	$142,424

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(27,696)	$(14,689)
Purchases of property and equipment	(1,143)	(4,197)
Capitalization of internal-use software costs	(969)	(991)
Free cash flow	$(29,808)	$(19,877)

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities (as a percentage of revenue)	(23.2)%	(14.8)%
Purchases of property and equipment (as a percentage of revenue)	(1.0)	(4.2)
Capitalization of internal-use software costs (as a percentage of revenue)	(0.8)	(1.0)
Free cash flow margin	(25.0)%	(20.0)%

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Non-GAAP operating loss

We define non-GAAP operating loss as loss from operations excluding stock-based compensation and amortization of acquired intangible assets. For the six months ended June 30, 2018, we have also excluded from non-GAAP operating loss the $3.9 million expense related to the payments we agreed to make in 2018 pursuant to the Finjan legal settlement. Additional information about the Finjan legal settlement can be found in Note 10 to the consolidated financial statements included in this Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Loss from operations	$(15,242)	$(19,207)	$(35,586)	$(37,014)
Stock-based compensation	4,709	3,487	8,913	5,876
Amortization of acquired intangible assets	268	391	593	782
Legal settlement	—	—	—	3,900
Non-GAAP operating loss	$(10,265)	$(15,329)	$(26,080)	$(26,456)

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the total revenue for the periods indicated:

	Three Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue:
Subscription, license and support	$58,631	$47,891	$10,740	22%
Services	2,226	3,101	(875)	(28)
Total revenue	$60,857	$50,992	$9,865	19%

	Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue:
Subscription, license and support	$114,925	$93,282	$21,643	23%
Services	4,488	6,144	(1,656)	(27)
Total revenue	$119,413	$99,426	$19,987	20%

REVENUE

We generate revenue through relationships with channel partners and through our direct sales force, consisting of three primary sources:

(i)	Sale of subscription (i.e., term-based) and perpetual licenses for our CB Protection and CB Response software products along with access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud, as well as maintenance services and customer support, collectively referred to as support;
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

Subscription, License and Support Revenue

Our CB Protection and CB Response products are offered through subscription or perpetual software licenses, with a substantial majority of our customers selecting a subscription license. Subscription licenses include access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud as well as ongoing support, which provides our customers with telephone and web-based support, bug fixes and repairs and software updates on a when-and-if-available basis. Substantially all customers who purchase licenses on a perpetual basis also purchase an agreement for access to and the right to use the threat intelligence capabilities of the CB Predictive Security Cloud.

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

Subscription, license and support revenue increased 22% and 23% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily driven by the addition of new customers and sales to existing customers. We added 341 and 655 net new customers during the three and six months ended June 30, 2019, respectively.

Revenue generated by sales of our cloud-based solutions increased to $22.9 million and $44.0 million in the three and six months ended June 30, 2019, respectively, compared to $13.7 million and $25.4 million for the same periods in 2018, respectively, representing a 68% and 73% annual growth rate, respectively.

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

The professional services can be performed by a third party and have a history of consistent pricing by us. Professional services are sold as time-and-materials contracts based on the number of hours worked and at contractually agreed-upon hourly rates, and also on a fixed-fee basis. Revenue from professional services and training sold on a stand-alone basis or in a combined arrangement is recognized as those services are rendered as control of the services passes to the customer over time. As more customers select our cloud-based offerings, we expect our services revenue to decrease in absolute dollars and decrease as a percentage of total revenue over time as our cloud-based offerings are typically easier to deploy than our on-premise solutions.

During the three and six months ended June 30, 2019, services revenue decreased 28% and 27%, respectively, compared to the same periods in 2018, attributable to the growing mix of our cloud products in the business.

COST OF REVENUE

	Three Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Subscription, license and support	$11,291	$8,051	$3,240	40%
Services	1,879	3,053	(1,174)	(38)
Total cost of revenue	$13,170	$11,104	$2,066	19%
Gross margin percentage:
Subscription, license and support	81%	83%
Services	16	2
Total gross margin percentage	78%	78%

	Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Subscription, license and support	$21,793	$15,263	$6,530	43%
Services	4,402	6,056	(1,654)	(27)
Total cost of revenue	$26,195	$21,319	$4,876	23%
Gross margin percentage:
Subscription, license and support	81%	84%
Services	2	1
Total gross margin percentage	78%	79%

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

Cost of subscription, license and support revenue increased 40% and 43% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in hosting costs related to our cloud-based products. Hosting costs for the three and six months ended June 30, 2019 totaled approximately $5.7 million and $10.7 million, respectively, compared to $3.0 million and $5.5 million for the same periods in 2018.

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

Costs of services revenue decreased 38% and 27% for the three and six months ended June 30, 2019 compared to the same periods in 2018, respectively, primarily due to a decrease in employee related costs resulting from a decrease in headcount.

Gross Margin Percentage

Total gross margin percentage for the three and six months ended June 30, 2019 remained flat compared to the same periods in 2018. We experienced a slight decrease in gross margin percentage on our subscription license and support revenue primarily due to an increase in the number of customers purchasing our cloud-based subscription products during 2019 and the associated hosting and infrastructure costs of delivering cloud products. We also experienced an increase in gross margin percentage on our services revenue for the three and six months ended June 30, 2019 as a result of our decrease in cost of services revenue from a decrease in headcount. We expect gross margin percentage on our service revenue in future periods to continue to be at or near break even.

OPERATING EXPENSES

Our operating expenses primarily consist of expenses relating to sales and marketing, research and development and general and administrative. The following table presents operating expenses as of the periods indicated:

	Three Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Operating expenses:
Sales and marketing	$35,571	$35,161	$410	1%
Research and development	19,250	16,084	3,166	20
General and administrative	8,108	7,850	258	3
Total operating expenses	$62,929	$59,095	$3,834	6%

	Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Operating expenses:
Sales and marketing	$74,981	$65,839	$9,142	14%
Research and development	37,627	31,006	6,621	21
General and administrative	16,196	18,276	(2,080)	(11)
Total operating expenses	$128,804	$115,121	$13,683	12%

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel-related costs for our sales and marketing teams, including salaries, benefits, amortization of deferred commissions, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include costs of marketing activities and promotional events, travel, amortization of trade name and customer relationship intangible assets related to our prior acquisitions, and allocated overhead costs. We capitalize commission costs that are incremental and directly related to the acquisition of customer agreements. Commissions are earned by our sales force and paid in full upon the receipt of customer orders, or bookings, for new and add-on arrangements or renewals. Commission costs for new and add-on arrangements are capitalized when earned and are amortized as expense over an estimated customer relationship period of five years. Commission costs for renewals are capitalized when earned and are amortized as expense over the related renewal period.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Sales and marketing expenses remained flat for the three months ended June 30, 2019 compared to the same period in 2018, primarily reflecting steps taken during the year to rationalize certain non-quota carrying sales and marketing expenses. Expenses included an increase of approximately $1.2 million in amortization of deferred commissions and an increase in stock-based compensation of approximately $1.0 million, largely offset by a decrease in marketing and travel expenses of approximately $1.2 million and lower employee compensation.

Sales and marketing expenses increased 14% for the six months ended June 30, 2019 compared to the same period in 2018, as we continue to support our current and anticipated revenue growth. This increase is primarily due to a $5.0 million increase in employee-related costs (including an increase of approximately $1.9 million in stock-based compensation). The increase in sales and marketing expense also includes an increase of approximately $2.1 million in amortization of deferred commissions and an increase of approximately $1.4 million and $0.8 million in sales and marketing programs, respectively, partially offset by a decrease in travel expenses. For full year 2019, we expect sales and marketing expense to remain relatively flat.

Channel Partners

In addition to our field sales staff, we have a dedicated channel team that works with our field and inside sales organizations to manage our relationships with channel partners and work with our channel partners to win end-use customers. As a result, our sales team works closely with our end-use customer prospects at every stage of the sales cycle regardless of whether the prospect is sourced directly or indirectly – from initial information meetings through the implementation of our products. This sales approach allows us to leverage the benefits of the channel while also building long-term, trusted relationships with our customers. Additionally we believe this approach delivers the security expertise and support that leads to full realization of the benefits of our technology platform. For the three and six months ended June 30, 2019, approximately 96% and 94%, respectively, of our new and add-on business was closed in collaboration with a channel partner.

Research and Development

Research and development expense consists of personnel-related costs for our research and development team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and other related costs. Additional expenses include subcontracting for third-party engineering resources as well as allocated overhead costs.

Research and development expenses increased 20% and 21% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, respectively, as we continue to invest in our technology architecture and software platform. The increase is primarily due to a $2.2 million and $4.8 million increase in employee-related costs for the three and six months ended June 30, 2019, respectively, including $0.4 million and $0.8 million in stock-based compensation, respectively. We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our technology architecture and software platform.

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

General and administrative expenses increased 3% during the three months ended June 30, 2019 compared to the same period in 2018, primarily due to an increase in audit fees driven by the increased compliance requirements of being a publicly-traded company and an increase in software expenses, partially offset by a decrease in expenses related to outside contractors.

General and administrative expenses decreased 11% during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a legal settlement of $3.9 million in the first quarter of 2018 relating to the settlement agreement with Finjan and a decrease in expenses related to outside contractors, partially offset by higher personnel costs due to an increase in headcount and an increase in stock compensation expense. We expect general and administrative expense to remain flat in the near term.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE), NET

The following table summarizes other income (expense), net, for the periods indicated:

	Three Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Other income (expense), net
Interest income	$841	$439	$402	92%
Interest expense	(38)	(28)	(10)	36
Net interest income	803	411	392	95
Change in fair value of warrant liability(1)	-	(5,957)	5,957	(100)
Other income (expense), net	(109)	(494)	385	(78)
Total other income (expense), net	$694	$(6,040)	$6,734	(111)%

	Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Other income (expense), net
Interest income	$1,700	$507	$1,193	235%
Interest expense	(69)	(51)	(18)	35
Net interest income	1,631	456	1,175	258
Change in fair value of warrant liability(1)	-	(8,838)	8,838	(100)
Other income (expense), net	(214)	(374)	160	(43)
Total other income (expense), net	$1,417	$(8,756)	$10,173	(116)%

(1) Upon the closing of our IPO in May 2018, we no longer had any outstanding warrant liabilities.

Net Interest Income

Net interest income consists of interest income related to our invested balances of cash, cash equivalents and short-term investments, as well as interest expense related to amortization of deferred financing costs and debt discount associated with such arrangements.

The increase in net interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018, is primarily due to the interest earned on our short-term investments, which we began investing in during the third quarter of 2018.

Other Income (Expense), Net

Other income (expense), net historically consisted primarily of gains and losses related to the revaluation of certain of our outstanding warrant liabilities and foreign currency transactions gains and losses. As we no longer have any outstanding warrant liabilities, other income (expense), net for the three and six months ended June 30, 2019 reflects our gains and losses related to foreign currency transactions.

Provision for Income Taxes

Provision for income taxes for the three and six months ended June 30, 2019 was approximately $71 thousand and $137 thousand, respectively, compared to a provision for income taxes of $34 thousand and $105 thousand in the same periods in 2018. The provision recognized in both periods was primarily due to foreign income taxes.

BACKLOG

We define backlog as contractually committed orders for our subscriptions and support services for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of June 30, 2019 and 2018, we had backlog of approximately $47.3 million and $43.0 million, respectively. Of the amount of backlog as of June 30, 2019, we expect that approximately $31.4 million will be invoiced to customers within the following twelve months and will be initially recorded as deferred revenue.

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

Line of Credit

We are party to a senior loan and security agreement with Silicon Valley Bank, or the line of credit, which, as amended, provides for $40 million in maximum borrowings. Borrowings under the line of credit accrue interest at Silicon Valley Bank’s prime rate and may be repaid and reborrowed until the line of credit expires on March 21, 2020, in which all outstanding amounts must be repaid. As of June 30, 2019 and 2018, we had no outstanding borrowings under the line of credit.

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

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(27,696)	$(14,689)
Net cash provided by (used in) investing activities	2,242	(5,188)
Net cash provided by financing activities	16,441	162,301
Net (decrease) increase in cash and cash equivalents	$(9,013)	$142,424

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

During the six months ended June 30, 2019, net cash used in operating activities was $27.7 million due to the increase in expenses as we continue to invest to grow our business and the impact of the timing of working capital items. Accounts receivable decreased $10.3 million due to the timing of billings and cash collections. Deferred revenue decreased $7.8 million due to amounts being recognized as revenue from deferred revenue partially offset by amounts we billed during the six months ended June 30, 2019. Net accrued expenses decreased $4.8 million primarily due to the payment of the 2018 bonus amount during the first quarter of 2019.

During the six months ended June, 2018, net cash used in operating activities was $14.7 million. Accounts receivable decreased $17.1 million due to the timing of billings and cash collections. Accrued expenses decreased by $2.3 million primarily due to the payment of the 2017 bonus amount during the first quarter of 2018, partially offset by the remaining $2.6 million accrual for the Finjan settlement as of June 30, 2018. Prepaid expenses and other assets increased $2.2 million from our increased spending due to the growth of the business and the timing of software subscription renewals.

Investing Activities

Cash flows from investing activities primarily consist of capital expenditures; short-term investment purchases and maturities; and capitalization of internal use software.

CARBON BLACK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

During the six months ended June 30, 2019, investing activities provided $2.2 million of cash, consisting of approximately $84.0 million of short-term investment maturities, partially offset by purchases of short-term investments of approximately $79.7 million, and capital expenditures to purchase property and equipment and capitalize internal-use software costs.

During the six months ended June 30, 2018, investing activities used $5.2 million of cash, consisting of purchases of property and equipment of approximately $4.2 million and capitalization of internal-use software costs of approximately $1.0 million. The purchases of property and equipment in 2018 were primarily related to the growth of our headcount and the general expansion of our business.

Financing Activities

Cash flows from financing activities primarily consist of common stock, and proceeds and payments from the sale of shares of common stock through employee equity incentive plans.

During the six months ended June 30, 2019, financing activities provided $16.4 million of cash, primarily due to $15.1 million of proceeds from the exercise of stock options and $1.3 million in proceeds from issuance of common stock under the employee stock purchase plan that commenced in 2019.

During the six months ended June 30, 2018, financing activities provided $162.3 million of cash, primarily resulting from net proceeds of $159.6 million from our IPO in 2018 and $2.7 million from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the six months ended June 30, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2018 Form 10-K. For additional information on our contractual obligations and commitments refer to Note 10 to our consolidated financial statements included in this Form 10-Q.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be adversely affected. In that event, the market price of our stock could decline, perhaps significantly.

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

We have incurred net losses in each year since inception, including net losses of $34.3 million and $45.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $571.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	research and development related to our products, including investments in our research and development team;
●	sales and marketing both domestically and internationally;
●	continued international expansion of our business; and
●	general administration expenses, including legal and accounting expenses related to being a public company.

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

Our revenue grew from $99.4 million for the six months ended June 30, 2018 to $119.4 million for the same period in 2019, representing a 20% annual growth rate. Although we have experienced rapid growth historically and currently have high customer retention rates, we may not continue to grow as rapidly in the future and our customer retention rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

●	maintain and expand our customer base;
●	increase revenues from existing customers through increased or broader use of our products within their organizations;
●	maintain and expand strategic partnerships with our channel partners;
●	improve the performance and capabilities of our products through research and development;

●	continue to develop our cloud-based solutions;
●	attract and retain high performing personnel;
●	continue to successfully expand our business domestically and internationally;
●	successfully identify and consummate acquisitions of complementary businesses, technology and assets; and
●	successfully compete with other companies.

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

In addition to the sales cycle-related fluctuations noted above, our financial results, including our billings and deferred revenue, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain new customers;
●	our ability to sell additional products to existing customers;
●	our ability to expand into adjacent and complementary markets;
●	changes in customer or channel partner requirements or market needs;
●	changes in the growth rate of the next-generation endpoint security market;
●	the timing and success of new product introductions by us or our competitors, or any other change in the competitive landscape of the next-generation endpoint security market, including consolidation among our customers or competitors;
●	a disruption in, or termination of, any of our relationships with channel partners;
●	our ability to successfully expand our business globally;
●	reductions in customer retention rates;
●	changes in our pricing policies or those of our competitors;
●	general economic conditions in our markets;
●	future accounting pronouncements or changes in our accounting policies or practices;
●	the amount and timing of our operating costs, including cost of goods sold;
●	a change in our mix of products and services, including shifts to cloud-based products offered through a software-as-a-service model; and
●	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.

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

Our market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. We expect competition to increase in the future from both established competitors and new market entrants. Our current competitors include legacy antivirus solution providers, such as McAfee and Symantec Corporation, established software and infrastructure providers, such as BlackBerry Limited (after recently acquiring Cyclance, Inc.) and Microsoft Corporation, and managed endpoint security providers, such as CrowdStrike, Inc. New startup companies, as well as established public and private companies, have entered or are currently attempting to enter the next-generation endpoint security market, some of which are or may become significant competitors in the future.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	greater name recognition and longer operating histories;
●	larger sales and marketing budgets and resources;
●	broader distribution and established relationships with distribution partners and customers;
●	greater customer support resources;
●	greater resources to make acquisitions;
●	lower labor and development costs;
●	larger and more mature intellectual property portfolios; and
●	substantially greater financial, technical and other resources.

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

We believe our future success will depend in large part on the growth, if any, in the market for next-generation endpoint security products, including those delivered via the cloud. This market is new and evolving, and as such, it is difficult to predict important market trends, including its potential growth, if any. To date, enterprise and corporate cyber security budgets have allocated a majority of dollars to prevention-centric threat protection solutions, such as network, endpoint and web security products designed to stop threats from penetrating corporate networks. Organizations that use these security products may be satisfied with such existing security products and, as a result, these organizations may not adopt our solutions in addition to, or in lieu of, security products they currently use.

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

In addition to our direct sales force, we rely on our channel partners to sell our products. A majority of our revenue is generated by our channel partners, including managed service security providers, incident response firms and value added resellers. In addition, in the three and six months ended June 30, 2019, 96% and 94%, respectively, of our new and add-on business was closed in collaboration with our channel partners. We expect to continue to focus on generating sales to new and existing customers through our channel partners as a part of our growth strategy.

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

New products, as well as enhancements to our existing products, could fail to attain sufficient market acceptance for many reasons, including:

●	delays in releasing new products, or product enhancements;
●	failure to accurately predict market demand and to supply products that meet this demand in a timely fashion;
●	inability to integrate effectively with the existing or newly introduced technologies, systems or applications of our existing and prospective customers;
●	inability to protect against new types of attacks or techniques used by cyber attackers or other data thieves;
●	defects in our products, errors or failures of our products;
●	negative publicity or perceptions about the performance or effectiveness of our products;
●	introduction or anticipated introduction of competing products by our competitors;
●	installation, configuration or usage errors by our customers;
●	easing or changing of regulatory requirements related to security; and
●	reluctance of customers to purchase products incorporating open source software.

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

We have experienced increased visibility both as a public company and as a result of our proactive threat research reporting, which could have the effect of attracting the attention of more cyber attackers than would otherwise target us. If our systems are breached, attackers could learn critical information about how our products operate to help protect our customers’ endpoints, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our platform occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

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

We have a limited history of marketing, selling and supporting our products internationally. In the six months ended June 30, 2019, we generated approximately 19% of our revenue from customers located outside of the U.S. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the U.S., particularly in Europe and Asia. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us to include non-standard terms in customer contracts. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment or performance obligations, our results of operations may be adversely impacted.

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

Additionally, our international sales and operations are subject to a number of risks, including the following:

●	greater difficulty in enforcing contracts and managing collections, as well as longer collection periods;
●	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
●	management communication and integration problems resulting from cultural and geographic dispersion;
●	costs associated with language localization of our products;
●	risks associated with trade restrictions and foreign legal requirements, including any importation, certification and localization of our products that may be required in foreign countries;
●	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
●	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection and data security regulations;
●	compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for our company;
●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	the uncertainty of protection for intellectual property rights in some countries;
●	general economic and political conditions in these foreign markets, including political and economic instability in some countries;
●	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the U.S. and
●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate.

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

●	unanticipated costs or liabilities associated with the acquisition;
●	incurrence of acquisition-related costs, which would be recognized as a current period expense;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	the inability to maintain relationships with customers and partners of the acquired business;
●	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
●	delays in customer purchases due to uncertainty related to any acquisition;
●	the need to integrate or implement additional controls, procedures and policies;
●	challenges caused by distance, language and cultural differences;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business and diversion of management and employee resources;
●	the inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
●	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

Our reporting currency is the U.S. dollar, and we generate a substantial majority of our revenue and expenses in U.S. dollars. In the six months ended June 30, 2019, approximately 11% of our revenue was generated in foreign currencies from customers located outside of the U.S. Additionally, in the six months ended June 30, 2019, we incurred approximately 8% of our expenses outside of the U.S. in foreign currencies, primarily the British pound, principally with respect to salaries and related personnel expenses associated with our sales operations. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Accordingly, as we continue with our anticipated international expansion, changes in exchange rates may have an increasingly adverse effect on our business, operating results and financial condition. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

We have 27 U.S. patents and patent applications relating to our products, and a similar number of foreign patents. We cannot be certain that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Carbon Black, ”CB Collective Defense Cloud,” “Arm Your Endpoints” and “Bit9” names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries, including “CB Predictive Security Cloud” and “CB LiveOps”; however, we cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available.

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

Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, some of whom have substantially more resources and have been developing relevant technologies for much longer than us, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. For example, in 2018 we paid $3.9 million pursuant to a settlement agreement with a non-practicing entity that claimed we infringed upon certain patents held by such entity. See Note 10 to our consolidated financial statements included in this Form 10-Q.

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

An adverse outcome of a dispute may require us to:

●	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
●	cease making, licensing or using products that are alleged to infringe or misappropriate the intellectual property of others;
●	expend additional development resources to attempt to redesign our products or otherwise develop non-infringing technology, which may not be successful;
●	enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights;
●	take legal action or initiate administrative proceedings to challenge the validity and scope of the third-party rights or to defend against any allegations of infringement; and
●	indemnify our partners and other third parties.

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

Since our IPO in May 2018 our stock price has ranged from $35.00 to $11.80 through June 30, 2019. The market price of our common stock has been and may continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways, including:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	variance in our financial performance from expectations of securities analysts;
●	changes in the prices of our products;
●	changes in our projected operating and financial results;
●	changes in laws or regulations applicable to our products;
●	announcements by us or our competitors of significant business developments, acquisitions or new products;
●	our involvement in any litigation;
●	our sale of our common stock or other securities in the future, as well as the anticipation of lock-up releases;
●	changes in senior management or key personnel;
●	trading volume of our common stock;
●	changes in the anticipated future size and growth rate of our market; and
●	general economic, regulatory and market conditions.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
●	provide for a classified board of directors whose members serve staggered three-year terms;
●	specify that special meetings of our stockholders can be called only by a majority of the members of our board of directors then in office and only those matters set forth in the notice of the special meeting may be considered or acted upon at a special meeting of stockholders;
●	prohibit stockholder action by written consent;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
●	provide that our directors may be removed only for cause;
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	specify that no stockholder is permitted to cumulate votes at any election of directors;
●	authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
●	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Ninth Amended and Restated Certificate of Incorporation(1)
3.2	Third Amended and Restated By-laws(2)
4.1	Form of Common Stock Certificate of the Registrant(3)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Previously filed as Exhibit 3.2 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.4 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration on Form S-1 filed with the Securities and Exchange Commission on April 23, 2018, and incorporated herein by reference.

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

CARBON BLACK, INC.

Date: August 1, 2019	By:	/s/ Patrick Morley
Patrick Morley,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Stephen Webber
Stephen Webber,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)